Form 10QSB
period 1995-10-31
LIFSCHULTZ INDUSTRIES INC
filed 1995-12-15
CIK 822046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter By Period Ended October 31, 1995

                         Commission File Number 33-17286

                           Lifschultz Industries, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      87-0448118
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                      identification no.)

     641 West 59th Street, New York, NY                         10019
-------------------------------------------------------------------------------
  Address of principal executive offices                       Zip Code

Registrant's telephone number, including area code:  (212) 397-7788
                                                   ----------------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994, the most recent date for which figures are available.

     Class                                Outstanding at October 31, 1995
--------------                            -------------------------------
 Common Stock                                     36,541,229 Shares

                                    I N D E X

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

          Consolidated Balance Sheet - October 31, 1995 and
          July 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statement of Operations for Three Months
          ended October 31, 1995 and October 31, 1994 . . . . . . . . . . . .  5

          Consolidated Statements of Cash Flows - Three Months
          Ended October 31, 1995 and October 31, 1994 . . . . . . . . . . . .  6

          Notes To Consolidated Financial Statements  . . . . . . . . . . . .  7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

          Results of Operation  . . . . . . . . . . . . . . . . . . . . . . .  8

          Financial Condition and Liquidity . . . . . . . . . . . . . . . . .  8

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  8

     Item 1.   Legal Proceedings

     Item 2.   Changes In Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


                           LIFSCHULTZ INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   31-OCT-95          31-JUL-95
                                                 ------------       ------------
 ASSET
 Current Assets
      Cash and cash equivalents                   $1,591,000         $1,139,000
      Trade accounts receivable                    1,393,000          1,669,000
      Inventories                                  1,221,000          1,085,000
      Other current assets                           127,000            124,000
                                                  ----------         ----------
 Total current assets                              4,332,000          4,017,000
 Property held for sale or lease, net              3,266,000          3,319,000
 Property & equipment, net                           502,000            496,000
                                                  ----------         ----------
 Total Assets                                     $8,100,000         $7,832,000
                                                  ----------         ----------
                                                  ----------         ----------

                           LIFSCHULTZ INDUSTRIES, INC.

                                                            (UNAUDITED)
                                                             31-OCT-95       31-JUL-95
                                                            -----------     -----------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
      Note payable to a bank                                $   150,000     $   150,000
      Trade accounts payable                                    822,000         312,000
      Accrued liabilities                                       743,000         994,000
      Notes payable to shareholders                              50,000          50,000
      Accounts payable and accrued liabilities
       past due                                                 810,000       2,088,000
      Current portion of long-term debt                          29,000          32,000
                                                            -----------     -----------
 Total current liabilities                                    2,604,000       3,626,000
 Long-term debt, less current portion                            18,000          26,000

 Shareholders' equity:
  Convertible preferred stock, par value $.01;
     authorized 4,900,000 shares
      Series A; issued and outstanding 5,200 shares                 -               -
      Series B; issued and outstanding 1,004,215 shares          10,000          10,000
      Series E; issued and outstanding 509,433
      shares (Note 1)                                             6,000           6,000
  Cumulative non-voting preferred stock; par value
   $100; authorized 100,000 shares
      Series C 10%; issued and outstanding 9,760
       shares                                                       -               -
      Series D 8%; issued and outstanding 3,030
       shares                                                       -               -
  Common stock, par value $.001; authorized
   80,000,000 shares; issued and outstanding,
   36,541,229 shares                                             36,000          36,000
  Additional paid-in capital                                 10,938,000      10,938,000
  Common stock subscriptions receivable from related
  parties                                                       (15,000)        (15,000)
  Treasury Stock (at cost)                                     (157,000)       (157,000)
  Retained (deficit)                                         (5,340,000)     (6,638,000)
                                                            -----------     -----------
 Total shareholders' equity                                   5,478,000       4,180,000
                                                            -----------     -----------
 Total liabilities and shareholders' equity                 $ 8,100,000     $ 7,832,000
                                                            -----------     -----------
                                                            -----------     -----------

                           LIFSCHULTZ INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (unaudited)
                                                        Three months ended
                                                    ---------------------------
                                                     31-Oct-95       31-Oct-94
                                                    -----------     -----------
 REVENUES:
   Sales                                            $ 2,355,000     $ 2,130,000

 COSTS AND EXPENSES:
   Cost of products sold                              1,181,000       1,086,000
   Selling, general and admin.                          662,000         696,000
   Research and development                             235,000          44,000
   Interest Expense                                       6,000          46,000
                                                    -----------     -----------
 Total costs and expenses                             2,084,000       1,872,000
   Income before income taxes and extraordinary
    item                                                271,000         258,000

 Income Taxes                                            35,000             -
                                                    -----------     -----------
   Income before extraordinary item                     236,000         258,000
 EXTRAORDINARY ITEM -
   Forgiveness of Debt, net of tax effect             1,062,000             -
 NET INCOME                                           1,298,000         258,000
                                                    -----------     -----------
 NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:                                      0.004           0.003
     Income before extraordinary item                     0.018             -
                                                    -----------     -----------
     Extraordinary item                                   0.022           0.003
                                                    -----------     -----------
   Common Shares Outstanding                         59,723,000      33,396,000

                           LIFSCHULTZ INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (unaudited)
                                                        Three months ended
                                                    ---------------------------
                                                     31-Oct-95       31-Oct-94
                                                    -----------      ----------
 OPERATING ACTIVITIES
 Net income                                         $ 1,298,000      $  226,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                       99,000         180,000
     Gain on debt Forgiveness (extraordinary         (1,062,000)             -
      item)
     Changes in assets and liabilities:                 276,000         (93,000)
      Trade Accounts receivable                        (136,000)       (159,000)
      Inventories                                        (3,000)        (19,000)
      Other assets                                      313,000          15,000
      Accounts payable                                 (270,000)       (154,000)
                                                    -----------      ----------
      Accrued liabilities                               515,000          (4,000)
 Net cash provided (used) by operating activities

 INVESTING ACTIVITIES
 Purchase of Property and Equipment                     (52,000)       (178,000)
                                                    -----------      ----------
 Net cash provided (used) by investing activities       (52,000)       (178,000)
 FINANCING ACTIVITIES
 Proceeds from notes payable and long-term
  obligations                                                 0         219,000
 Proceeds from notes payable to shareholders                  0               0
 Principal payments of notes payable and long-
  term obligations                                      (11,000)         (6,000)
 Proceeds from sale of equity securities                      0           6,000
                                                    -----------      ----------
 Net cash provided (used) by financing activities       (11,000)        219,000

 Net increase (decrease) in cash                        452,000          37,000
 Cash and cash equivalents at beginning of period     1,139,000         931,000
                                                    -----------      ----------
 Cash and cash equivalents at end of period         $ 1,591,000      $   968,00
                                                    -----------      ----------

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- ACCOUNTING POLICIES

In February 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 1992. Accordingly, the Company has implemented Statement 109 in the accompanying financial statements, without effect on reported income.

NOTE 2- EARNINGS PER SHARE

Earnings per common and common equivalent shares for October 31, 1995 and 1994 is based on the weighted average number of common shares actually outstanding during the period plus the shares that would be outstanding assuming conversion of convertible preferred stock and exercise of stock options and warrants, all of which are common stock equivalents.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                 Total revenues in the quarter ended October 31, 1995 increased 10.5% versus the same period last fiscal year to $2,355,000 for the current quarter versus $2,130,000 for the same period last year.

                 Hart Scientific's gross margins were 48% for the current period versus 49% for the same period last year.

                 G & A costs included $386,000 for Hart Scientific versus $331,000 for the same period last year, $173,000 for Lifschultz Fast Freight versus $132,000 for the same period last year, and $20,000 for Lifschultz Industries versus $15,000 for the same period last year.

                 Hart Scientific had $259,000 of marketing costs versus $147,000 for the same period last year. Hart continues to be very aggressive in its efforts to market new products and expand distribution of existing products.

                 The consolidated net income for this quarter of $1,298,000 compares to a net income for the same period last year of $226,000. The consolidated net income includes an extraordinary gain of $1,062,000 for forgiveness of debt (Lifschultz Fast Freight negotiated a reduction of a $1,262,000 debt down to $200,000).

FINANCIAL CONDITION AND LIQUIDITY

                 The Company's current ratio at October 31, 1995 is 1.66 versus
1.11 at July 31, 1995.

                 Significant progress continues to be made in reducing costs and debt at Lifschultz Fast Freight. The debt ratios of the company have been improved significantly in the last year as debt has been reduced and operating profits have been healthy. Management hopes to continue this trend. The Company will need additional capital to support the growth of Hart Scientific and the activities (primarily debt reduction) of Lifschultz Fast Freight. Management is working to obtain these funds by revenue generation from Lifschultz Fast Freight property holdings, internal operating cash flow, exchange of Fast Freight debt for Company equity and re-negotiation of Fast Freight debt. The reduction of debt at Fast Freight by over $1 million this quarter (with the resulting extraordinary gain) is an example of these efforts.


                           PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.               CHANGES IN SECURITIES.  Not Applicable

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                      No items were presented for a vote of security holders during the quarter ended October 31, 1995.

ITEM 5.               OTHER INFORMATION.  Not Applicable

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.

          (a)         The following Exhibit is attached hereto:

          Exhibit
            NO.          TITLE OF DOCUMENT
          -------        -----------------

          27             Financial Data Schedule

          (b)    Current Reports on Form 8-K.

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LIFSCHULTZ INDUSTRIES, INC.



Date  12 December 1995     By /s/  DENNIS R. HUNTER
      ----------------        -----------------------------------------------
                              Dennis R. Hunter
                              President, Director and Chief Financial Officer

Date  12 December 1995     By /s/  TIM O. PONT
      ----------------        -----------------------------------------------
                              Tim O. Pont
                              Controller

                               EXHIBIT INDEX


EXHIBIT
  NO.                    TITLE OF DOCUMENT
-------                  -----------------

  27                     Financial Data Schedule