Form 10QSB
period 1996-01-31
LIFSCHULTZ INDUSTRIES INC
filed 1996-03-14
CIK 822046

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTER BY PERIOD ENDED JANUARY 31, 1996

                  COMMISSION FILE NUMBER        33-17286

                       LIFSCHULTZ INDUSTRIES, INC.
-----------------------------------------------------------------------------
       (Exact name of small business as specified in its charter)
          DELAWARE                               87-0448118
-----------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)               identification no.)

 641 WEST 59TH STREET, NEW YORK, NY                 10019
-----------------------------------------------------------------------------
Address of principal executive offices             Zip Code

Registrant's telephone number, including area code: (212) 397-7788
                                                    -------------------------
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
     ---         ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996, the most recent date for which figures are available.

        Class                      Outstanding at January 31, 1996
--------------------               -------------------------------
     COMMON STOCK                            36,541,229

                               I N D E X

                                                        Page Number
                                                        -----------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

   Consolidated Balance Sheet - January 31,
   1996 and July 31, 1995                                    1

   Consolidated Statement of Operations
   for Three Months ended January 31,
   1996 and January 31, 1995; Six Months
   ended January 31, 1996 and January 31, 1995               3

   Consolidated Statements of Cash Flows -
   Six Months Ended January 31, 1996 and
   January 31, 1995                                          4

   Notes To Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       6

         Results of Operation                                6

         Financial Condition and Liquidity                   6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes In Securities
Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of
         Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K                    7

SIGNATURES                                                   8

                       LIFSCHULTZ INDUSTRIES, INC.

                       Consolidated Balance Sheet

                                            (UNAUDITED)
                                             31-Jan-96        31-Jul-95
                                             -----------      -----------
ASSETS

Current Assets
   Cash and cash equivalents                 $2,002,000       $1,139,000
   Trade accounts receivable                  1,370,000        1,669,000
   Inventories                                1,290,000        1,085,000
   Other current assets                          94,000          124,000
                                             ----------       ----------
Total current assets                          4,756,000        4,017,000

Property held for sale or lease, net          2,898,000        3,319,000
Property & equipment, net                       718,000          496,000
                                             ----------       ----------
Total Assets                                 $8,372,000       $7,832,000
                                             ==========       ==========

                       LIFSCHULTZ INDUSTRIES, INC.

                                            (UNAUDITED)
                                             31-Jan-96       31-Jul-95
                                             -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Note payable to a bank                    $  400,000      $  150,000
   Trade accounts payable                       718,000         312,000
   Accrued liabilities                          826,000         994,000
   Notes payable to shareholder s                50,000          50,000
   Accounts payable and accrued
      liabilities past due                      487,000       2,088,000
   Current portion of long-term debt             22,000          32,000
                                             -----------     -----------
Total current liabilities                     2,503,000       3,626,000

Long-term debt, less current portion             17,000          26,000
Shareholders' equity:
   Convertible preferred stock, par value $.01;
      authorized 4,900,000 shares
         Series A; issued and outstanding
            5,200 shares                           -               -
         Series B; issued and outstanding
            1,004,215 shares                     10,000          10,000
         Series E; issued and outstanding
            513,148 shares                        6,000           6,000
   Common stock, par value $.001;
      authorized 80,000,000 shares;
      issued and outstanding,
         36,541,229 shares                       36,000          36,000
   Additional paid-in capital                10,978,000      10,938,000
   Common stock subscriptions receivable
      from related parties                      (15,000)        (15,000)
   Treasury Stock (at cost)                    (157,000)       (157,000)
   Retained (deficit)                        (5,006,000)     (6,638,000)
                                             -----------     -----------
Total shareholders' equity                    5,852,000       4,180,000
                                             -----------     -----------
Total liabilities and shareholders' equity   $8,372,000      $7,832,000
                                             ===========     ===========

                       LIFSCHULTZ INDUSTRIES, INC.
                  Consolidated Statement of Operations

                            (UNAUDITED)               (UNAUDITED)
                         Three months ended         Six months ended
                       31-Jan-96    31-Jan-95    31-Jan-96    31-Jan-95
REVENUES:             -----------  -----------  -----------  -----------

   Sales              $ 2,976,000  $ 2,394,000  $ 5,331,000  $ 4,524,000

COSTS AND EXPENSES:

   Cost of
      products sold     1,504,000    1,326,000    2,685,000    2,412,000
   Selling, general
      and admin.        1,032,000      758,000    1,867,000    1,454,000
   Research and
      development          62,000       74,000      124,000      118,000
   Interest Expense         9,000       63,000       15,000      109,000
                      -----------  -----------  -----------  -----------
Total costs
   and expenses         2,607,000    2,221,000    4,691,000    4,093,000

   Income before
      income taxes
      and extraordinary
      item                369,000      173,000      640,000      431,000

Income Taxes               37,000         -          72,000       53,000
                      -----------  -----------  -----------  -----------
   Income before
      extraordinary item  332,000      173,000      568,000      378,000

EXTRAORDINARY ITEM
   Forgiveness of Debt,
      net of tax effect      -            -       1,062,000         -

NET INCOME                332,000      173,000    1,630,000      378,000
                      ===========  ===========  ===========  ===========
NET INCOME PER COMMON
  AND COMMON EQUIVALENT
  SHARE:*
      Income before
         extraordinary
         item              $0.005       $0.002       $0.009       $0.005
      Extraordinary item     -            -           0.018         -
                      -----------  -----------  -----------  -----------
                           $0.005       $0.002       $0.027       $0.005
                      ===========  ===========  ===========  ===========
   Common Shares
      Outstanding*    $60,036,089  $59,639,934  $60,036,089  $59,639,934
        *See Note 2

                       LIFSCHULTZ INDUSTRIES, INC.

                   Consolidated Statement of Cashflows

                                                       (UNAUDITED)
                                                    Six months ended
                                                 -----------------------
OPERATING ACTIVITIES                              31-Jan-96   31-Jan-95
                                                 ----------   ----------
Net income
Adjustments to reconcile net income to net cash  $ 1,630,000  $ 360,000 provided by (used in) operating activities:
      Depreciation and amortization
      Gain on debt Forgiveness
         (extraordinary item)                        208,000    255,000
      Changes in assets and liabilities:          (1,062,000)      -
         Trade Accounts receivable
         Inventories                                 299,000   (586,000)
         Other assets                               (204,000)  (172,000)
         Accounts payable                             30,000    (24,000)
         Accrued liabilities                        (134,000)   (25,000)
Net cash provided (used) by
   operating activities                             (168,000)    35,000
                                                  -----------  ---------
                                                     599,000   (157,000)

INVESTING ACTIVITIES
Purchase of Property and Equipment (A)
Net cash provided (used) by investing activities      (7,000)   (50,000)
                                                  -----------  ---------
                                                      (7,000)   (50,000)

FINANCING ACTIVITIES
Proceeds from notes payable and
   long-term obligations
Proceeds from notes payable to shareholders          250,000    200,000
Principal payments of notes payable
   and long-term obligations
Proceeds from sale of equity securities              (19,000)  (750,000)
Net cash provided (used) by financing activities      40,000    799,000
                                                  -----------  ---------
                                                     271,000    249,000

Net increase (decrease) in cash
Cash and cash equivalents at beginning of period     863,000     42,000
Cash and cash equivalents at end of period         1,139,000    931,000
                                                 ------------ ----------
                                                 $ 2,002,000  $ 973,000
                                                 ============ ==========
(A) Net of Disposals

                       Notes to Financial Statements

Note 1- Accounting Policies

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 1992. Accordingly, the Company has implemented Statement 109 in the accompanying financial statements, without effect on reported income.


Note 2- Earnings per Share

Earnings per common and common equivalent shares for January 31, 1996 and 1995 is based on the weighted average number of common shares actually outstanding during the period plus the shares that would be outstanding assuming conversion of convertible preferred stock and exercise of stock options and warrants, all of which are common stock equivalents.

                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

    Total revenues for the six months ended January 31, 1996 increased 17% to $5,331,000 versus $4,524,000 for the same period last fiscal year. Total revenues for the three months ended January 31, 1996 increased 24% to $2,976,000 versus $2,394,000 for the same period last fiscal year.

    Hart Scientific revenues for the current six month period were $5,075,000 versus $4,288,000 for the same period last year, an 18% increase. Hart Scientific revenues for the current three month period were $2,808,000 versus $2,274,000 for the same period last year, a 23% increase.

    Hart Scientific's gross margins were 47% for the current six months versus 44% for the same period last year.

    General and Administrative costs for the current six month period were $1,379,000 versus $1,057,000 for the same period last year. In the current three month period, ended January 31, 1996, General and Administrative expenses for Hart Scientific were $516,000 versus $366,000 for the same period last year.

    Marketing and sales expenses for the current three month period were $249,000 versus $247,000 for the same period last year. Marketing and sales expenses for the current six month period were $508,000 versus $394,000 for the same period last year.

    Net income for the current three months is $332,000 versus net income of $152,000 for the same period last year, a 118% increase. Net income before extraordinary income for the current six months is $568,000 versus net income before extraordinary income of $378,000 for the same period last year, a 50% increase. Net income for the current six months including extraordinary income is $1,630,000 versus $378,000 for the same period last fiscal year, a 331% increase (last fiscal year did not have any extraordinary income items). Hart Scientific had net income of $430,000 for the current quarter versus 236,000 for the same period last year, an 82% increase. Hart had net income for the current six months of $782,000 versus net income of $595,000 for the same period last year, a 31% increase.


Financial Condition and Liquidity

    The Registrant's current ratio at January 31, 1996 is 1.90 versus 1.11 at July 31, 1995.

    Total current assets increased by $739,000 during the current six month period while current liabilities decreased by $1,123,000 during the same period and long term debt decreased by $9,000. Cash and cash equivalents increased by $863,000 in the current six month period to $2,002,000. The net result is a much improved balance sheet. Substantial progress has also been made in reducing the debt problems at Lifschultz Fast Freight as evidenced by the $1,062,000 extraordinary gain in the current six month period from forgiveness of debt. The Registrant is continuing its efforts to resolve any remaining debt problems at Lifschultz Fast Freight.

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.  CHANGES IN SECURITIES.  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 8, 1995 pursuant to a written consent of a majority of the voting shares the entire Board of Directors of the Registrant was elected and Grant Thornton was appointed as the Registrant's independent certified public accountants for the 1996 fiscal year. Elected to the Board were Sidney B. Lifschultz, David K. Lifschultz, and Dennis R. Hunter. Total votes cast for the Board and Grant Thornton were 30,899,648.

ITEM 5.  OTHER INFORMATION.  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  Not applicable.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LIFSCHULTZ INDUSTRIES, INC.


Date   7 March 1996                  By:  /s/   Dennis R. Hunter
                                                President, Director
                                                and Chief Financial Officer

Date   7 March 1996                  By:  /s/   Tim Pont
                                                Controller