Form 10QSB
period 1996-04-30
LIFSCHULTZ INDUSTRIES INC
filed 1996-06-14
CIK 822046

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTER BY PERIOD ENDED APRIL 30, 1996

                  COMMISSION FILE NUMBER 33-17286
                                         --------

                     LIFSCHULTZ INDUSTRIES, INC.


        (Exact name of small business as specified in its charter)


       State or other jurisdiction of incorporation or organization
                               DELAWARE

              I.R.S. employer identification no. 87-0448118


                Address of principal executive offices
               641 West 59th Street, New York, NY 10019
               ----------------------------------------

Registrant's telephone number, including area code:  (212) 397-7788
                                                     --------------


Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----    -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996, the most recent date for which figures are available.

     Class                                 Outstanding at April 30, 1996
- ----------------                           -----------------------------
Common Stock                                       36,541,229

                             I N D E X
                                                        Page
PART I.   FINANCIAL INFORMATION                        Number
                                                      --------

     Item 1.  Financial Statements.

          Consolidated Balance Sheet - April 30,
          1996 and July 31, 1995  . . . . . . . . . . . 2

          Consolidated Statement of Operations
          for Three Months ended April 30,
          1996 and April 30, 1995; Nine Months
          ended April 30, 1996 and April 30, 1995 . . . 4

          Consolidated Statements of Cash Flows -
          Nine Months Ended April 30, 1996 and
          April 30, 1995 . . . . . . . . . . . . . . .  5

          Notes To Consolidated Financial
          Statements . . . . . . . . . . . . . . . . .  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

          Results of Operations . . . . . . . . . . . . 7

          Financial Condition and Liquidity. . . . . .  8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . .  8

     Item 1.  Legal Proceedings

     Item 2.  Changes In Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of
              Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  9

                    LIFSCHULTZ INDUSTRIES, INC.

                    CONSOLIDATED BALANCE SHEETS

                                            (unaudited)
                                             30-Apr-96       31-Jul-95
                                            -----------     -----------
ASSETS
Current Assets
  Cash and cash equivalents                 $1,682,000      $1,139,000
  Trade accounts receivable                  1,747,000       1,669,000
  Inventories                                1,357,000       1,085,000
  Other current assets                          84,000         124,000
Total current assets                        -----------     -----------
                                             4,870,000       4,017,000

Property held for sale or lease, net         2,966,000       3,319,000

Property & equipment, net                      525,000         496,000
                                            -----------     -----------
Total Assets                                $8,361,000      $7,832,000
                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Liabilities:
  Note payable to a bank                    $  200,000      $  150,000
  Trade accounts payable                       763,000         312,000
  Accrued liabilities                          781,000         994,000
  Notes payable to shareholders                 50,000          50,000
  Accounts payable and accrued liabilities
    past due                                   243,000       2,088,000
  Current portion of long-term debt             20,000          32,000
                                            -----------     -----------
Total current liabilities                    2,057,000       3,626,000

                   LIFSCHULTZ INDUSTRIES, INC.

                                            (unaudited)
                                             30-Apr-96       31-Jul-95
                                            -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY (continued)

Long-term debt, less current  portion           12,000          26,000

Shareholders' equity:
  Convertible preferred stock, par value
    $.01; authorized 4,900,000 shares
      Series A; issued and outstanding
        5,200 shares                              -                -
      Series B; issued and outstanding
        1,004,215 shares                        10,000           10,000
      Series E; issued and outstanding
        512,596 shares                           6,000            6,000
      (Note 1)
  Common stock, par value $.001;authorized
    80,000,000 shares; issued and
    outstanding, 36,541,229 shares              36,000           36,000
  Additional paid-in capital                10,978,000       10,938,000
  Common stock subscriptions receivable
    from related parties                       (15,000)         (15,000)
  Treasury Stock (at cost)                    (157,000)        (157,000)
  Retained (deficit)                        (4,566,000)      (6,638,000)
                                            -----------      -----------
Total shareholders' equity                   6,292,000        4,180,000
                                            -----------      -----------
Total liabilities and shareholders'
  equity                                    $8,361,000       $7,832,000
                                            ===========      ===========

                       LIFSCHULTZ INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                             (unaudited)               (unaudited)

                         Three months ended          Nine months ended
                      30-Apr-96    30-Apr-95     30-Apr-96    30-Apr-95
                     -----------  -----------   -----------  -----------
REVENUES:
  Sales               $2,948,000   $2,487,000    $8,279,000   $7,011,000

COSTS AND EXPENSES:
  Cost of products
    sold               1,379,000    1,325,000     4,063,000    3,737,000
 Selling, general
    and admin.         1,191,000      991,000     3,059,000    2,446,000
 Research and
    development           84,000       85,000       208,000      202,000
 Interest Expense         24,000      (40,000)       39,000       69,000
                      ----------   -----------   ----------   ----------
Total costs
  and expenses         2,678,000    2,361,000     7,369,000    6,454,000

  Income before income
    taxes and extraor-
    dinary item          270,000      126,000       910,000      557,000
Income Taxes              45,000        8,000       117,000       61,000
                      ----------   -----------   ----------   ----------
Income before extraor-
  dinary item            225,000      118,000       793,000      496,000

EXTRAORDINARY ITEM
  Forgiveness of Debt,
    net of tax effect    217,000         -        1,279,000        -

Net Income            $  442,000   $  118,000    $2,072,000   $  496,000
                      ==========   ===========   ==========   ==========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:

Income before
  extraordinary item      0.004        0.002         0.013        0.008
  Extraordinary item      0.003         -            0.021         -
                      ----------  ------------  -----------  -----------
                       $  0.007     $  0.002      $  0.034     $  0.008
                      ==========  ============  ===========  ===========
Common Shares
  Outstanding         57,240,000   58,630,000     57,240,000  58,630,000

                      LIFSCHULTZ INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (unaudited)
                                                Six months ended
                                         ------------------------------
                                           30-Apr-96        30-Apr-95
                                         ------------      ------------
OPERATING ACTIVITIES
Net income                                $2,072,000        $  360,000
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization            408,000           255,000
    Gain on debt Forgiveness
     (extraordinary item                  (1,279,000)             -
    Changes in assets and liabilities:
      Trade Accounts receivable              (78,000)         (586,000)
      Inventories                           (272,000)         (172,000)
      Other assets                            40,000           (24,000)
      Accounts payable                      (115,000)          (25,000)
      Accrued liabilities                   (213,000)           35,000
Net cash provided (used) by operating     -----------       -----------
  activities                                 563,000          (157,000)

INVESTING ACTIVITIES
Purchase of Property and Equipment (A)       (84,000)          (50,000)
                                          -----------        ----------
Net cash provided (used) by investing
  activities                                 (84,000)          (50,000)

FINANCING ACTIVITIES
Proceeds from notes payable and long-term
  obligations                                 50,000           200,000
Proceeds from notes payable to shareholders        0                 0
Principal payments of notes payable and
  long-term obligations                      (26,000)         (750,000)
Proceeds from sale of equity securities       40,000           799,000
                                          -----------       -----------
Net cash provided (used) by financing
  activities                                  64,000           249,000

Net increase (decrease) in cash              543,000            42,000
Cash and cash equivalents at beginning
  of period                                1,139,000           931,000
                                          -----------       -----------
Cash and cash equivalents at end of
  period                                  $1,682,000        $  973,000
                                          ===========       ===========
(A) Net of Disposals

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

NOTE 2- EARNINGS PER SHARE

Earnings per common and common equivalent shares for April 30, 1996 and 1995 is based on the weighted average number of common shares actually outstanding during the period plus the shares that would be outstanding assuming conversion of convertible preferred stock and exercise of stock options and warrants, all of which are common stock equivalents. For comparative purposes, the reported equivalent common shares outstanding at 4/30/95 were recalculated to include diluting outstanding warrants and options.



               DISCUSSION AND ANALYSIS OF FINANCIAL
               ------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

Results of Operations:
- ----------------------

     Total revenues for the nine months ended April 30, 1996 were $8,279,000 versus $7,011,000 for the same period last year, an 18% increase. Total revenues for the three months ended April 30, 1996 were $2,948,000 versus $2,487,000 for the same period last year, an 18% increase.

     Hart Scientific revenues for the current nine month period were $7,858,000 versus $6,633,000 for the same period last year, an 18% increase. Hart Scientific revenues for the current three month period were $2,783,000 versus $2,359,000 for the same period last year, an 18% increase.

     General & Administrative costs for the current nine month period were $2,236,000 versus $1,803,000 for the same period last year. These costs included Lifschultz Fast Freight depreciation of the New York leasehold ($353,000 in the current nine month period).

     Marketing and sales expenses for the current three month period were $316,000 and $823,000 for the current nine month period. For the current nine months ended April 30, 1996 marketing and sales expenses are 11% of Hart revenues versus 10% for the same period last year.

     Consolidated net income before extraordinary items for the nine months ended April 30, 1996 was $793,000 versus $496,000 for the same period last year, a 60% increase. Consolidated net income including extraordinary items for the current nine months is $2,072,000 which includes an extraordinary gain of $1,279,000 for forgiveness of debt. Net income for the current nine month period at Hart Scientific was $1,146,000 versus $820,000 for the same period last fiscal year, a 39% increase.

     Consolidated net income for the current three month period was $225,000 compared to a $118,000 during the same three month period last year, a 90% increase. Consolidated net income including extraordinary items for the current three months was $442,000 which includes an extraordinary gain of $217,000 for forgiveness of debt. Net income for the current three month period at Hart Scientific was $364,000 versus $232,000 for the same period last fiscal year, a 56% increase.



Financial Condition and Liquidity
- ---------------------------------

     The company's current ratio at April 30, 1996 is 2.37 versus 1.11 at July 31, 1995. The company is continuing its efforts to improve the balance sheet by reducing debt at the Fast Freight subsidiary. The current ratio has improved from .49 on July 31, 1993 to 2.37 on April 30, 1996.

                       PART II - OTHER INFORMATION
                       ---------------------------

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable
            -----------------

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable
            ---------------------

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable
            -------------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ---------------------------------------------------

           No items were presented for a vote of security holders during the period ended April 30, 1996.

ITEM 5.     OTHER INFORMATION.  Not Applicable
            -----------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.  Not applicable.
            --------------------------------





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   XX June 1996                     By:/s/ Dennis R. Hunter
                                             Dennis R. Hunter
                                             President, Director
                                             and Chief Financial
                                             Officer


Date   XX June 1996                     By:/s/ Tim O. Pont
                                             Controller

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date     June 1996                      By:/s/
     ---                                      --------------------------
                                              Dennis R. Hunter
                                              President, Director and
                                              Chief Financial Officer


Date      June 1996                     By:/s/
      ---                                     -------------------------
                                              Tim O. Pont
                                              Controller