Form 10QSB/A
period 1996-04-30
LIFSCHULTZ INDUSTRIES INC
filed 1996-07-17
CIK 822046

SECURITIES AND EXCHANGE COMMISSION
		      WASHINGTON, D.C.  20549

			     FORM 10-QSB/A

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

     Class                                 Outstanding at April 30, 1996
- - ----------------                           -----------------------------
Common Stock                                       36,541,229

                            I N D E X
							Page
PART I.   FINANCIAL INFORMATION                        Number
						      --------

     Item 1.  Financial Statements.

	  Consolidated Balance Sheet - April 30,
	  1996 and July 31, 1995  . . . . . . . . . . . 4-5

	  Consolidated Statement of Operations
	  for Three Months ended April 30,
	  1996 and April 30, 1995; Nine Months
	  ended April 30, 1996 and April 30, 1995 . . . 6-7

	  Consolidated Statements of Cash Flows -
	  Nine Months Ended April 30, 1996 and
	  April 30, 1995 . . . . . . . . . . . . . . .  8

	  Notes To Consolidated Financial
	  Statements . . . . . . . . . . . . . . . . .  9-10



SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  11

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

                     LIFSCHULTZ INDUSTRIES, INC.

		CONSOLIDATED STATEMENTS OF CASH FLOWS

						   (unaudited)
						Six months ended
					 ------------------------------
					   30-Apr-96        30-Apr-95
					 ------------      ------------
OPERATING ACTIVITIES
Net income                                $2,072,000        $  496,000
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization            408,000           417,000
    Gain on debt Forgiveness
     (extraordinary item                  (1,279,000)             -
    Changes in assets and liabilities:
      Trade Accounts receivable              (78,000)         (550,000)
      Inventories                           (272,000)         (156,000)
      Other assets                            40,000            (8,000)
      Accounts payable                      (115,000)         (105,000)
      Accrued liabilities                   (213,000)         (255,000)
Net cash provided (used) by operating     -----------       -----------
  activities                                 563,000            65,000

INVESTING ACTIVITIES
Purchase of Property and Equipment (A)       (84,000)         (161,000)
					  -----------        ----------
Net cash provided (used) by investing
  activities                                 (84,000)         (161,000)

FINANCING ACTIVITIES
Proceeds from notes payable and long-term
  obligations                                 50,000           100,000
Proceeds from notes payable to shareholders        0                 0
Principal payments of notes payable and
  long-term obligations                      (26,000)         (545,000)
Proceeds from sale of equity securities       40,000           759,000
					  -----------       -----------
Net cash provided (used) by financing
  activities                                  64,000           314,000

Net increase (decrease) in cash              543,000           218,000
Cash and cash equivalents at beginning
  of period                                1,139,000           931,000
					  -----------       -----------
Cash and cash equivalents at end of
  period                                  $1,682,000        $ 1,149,000
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

Results of Operations:
- - ----------------------

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



Financial Condition and Liquidity
- -----------------------------------

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

					LIFSCHULTZ INDUSTRIES, INC.


Date   17 July 1996                     By:/s/ Dennis R. Hunter
					     Dennis R. Hunter
					     President, Director
					     and Chief Financial
					     Officer