Form 10KSB
period 1996-07-31
LIFSCHULTZ INDUSTRIES INC
filed 1996-10-31
CIK 822046

FORM 10-KSB

		   U.S. Securities and Exchange Commission
			  Washington, D.C.  20549

(Mark One)

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
	   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended        July 31, 1996
				-----------------------------------


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ---------------- to ----------------

     Commission File Number         33-17286


		       LIFSCHULTZ INDUSTRIES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


	     DELAWARE                                 87-0448118
---------------------------------          -----------------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


		  641 WEST 59TH STREET, NEW YORK, NY  10019
	     --------------------------------------------------
	     (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:   (212) 397-7788



       Securities registered pursuant to Section 12(b) of the Act:


Title of each class:               Name of each exchange on which registered:

COMMON STOCK,                                           NASDAQ
PAR VALUE $.001 PER SHARE



Exhibit Index is located on pages 7-8 of this document.

	Securities registered pursuant to Section 12(g) of the Act:

			      NOT APPLICABLE


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES   X       NO   X

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

	[  ]

     State the issuer's revenues for its most recent fiscal year:  $11,292,000.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): $5,331,587 as of October 24, 1996 (assumes full conversion of all preferred shares into common shares).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 55,569,495 shares of Common Stock, 5,200 shares of Series A Convertible Preferred Stock (convertible into 52,000 shares of common stock), and 21,231 shares of Series E Convertible Preferred Stock (convertible into 212,310 shares of common stock), all as of October 24, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):

     1. The Annual Report to Shareholders for fiscal year ended July 31, 1996, is incorporated into Parts I and II.

     2. The Proxy Statement provided to shareholders in conjunction with election of directors and approval of appointment of independent certified public accountants at the Company's 1996 Annual Meeting of Shareholders to be held December 10, 1996, is incorporated into
	    Part III.

[THE INFORMATION CALLED FOR IN PARTS I AND II IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1996 ANNUAL REPORT TO SHAREHOLDERS FURNISHED TO THE COMMISSION PURSUANT TO RULE 14A-3(B).]

			    PART I

Item 1. Description of Business; see 1996 Annual Report section entitled "Description of Business".

Item 2. Description of Properties; see 1996 Annual Report subsections entitled "Hart Scientific, Inc. - Manufacturing and Operations", Lifschultz Fast Freight, Inc. - Real Estate Assets", and
	    "Office Space".

Item 3. Legal Proceedings; see 1996 Annual Report Section entitled "Legal Proceedings".

Item 4. Submission of Matters to a Vote of Security Holders (not applicable).

			   PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters; see 1996 Annual Report section "Market for Registrant's Common Stock and "Related Stockholder Matters".

Item 6. Management's Discussion and Analysis or Plan of Operation; see 1996 Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.     Financial Statements; see attachment to 1996 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (not applicable).

[THE INFORMATION CALLED FOR IN PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT, TO BE FILED IN ACCORDANCE WITH SCHEDULE 14A IN CONNECTION WITH THE ELECTION OF DIRECTORS AND APPOINTMENT OF AUDITORS AT THE COMPANY'S 1996 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD DECEMBER 10, 1996.]

			       PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; see Proxy Statement sections entitled "Directors and Executive Officers of the Company", "Significant Employees", and "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 10. Executive Compensation; see Proxy Statement sections entitled "Executive Compensation", "Director Compensation", and "Employment Agreements".

Item 11.    Security Ownership of Certain Beneficial Owners and
	    Management; see Proxy Statement sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Certain Control Arrangements".

Item 12. Certain Relationships and Related Transactions; see Proxy Statement section entitled "Certain Relationships and Related Transactions".

Item 13.     Exhibits and Reports on Form 8-K.

     (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                                Location or
  No.        Title of Document                           Filing
-------      ------------------                        ----------
3.01*    Certificate of Incorporation                 Form 10-K (1991)
	 (amended and restated)
3.02*    Bylaws (amended)                             Form 10-K (1991)
4.01*    Certificate of Designations, Series A        Form 10-K (1991)
	 Convertible Preferred Stock (as amended)
4.02*    Certificate of Designations, Series B        Form 10-K (1991)
	 Convertible Preferred Stock (as amended)
4.03*    Certificate of Designations, Series C 10%    Form 10-K (1991)
	 Cumulative Non-Voting Preferred Stock
4.04*    Certificate of Designations, Series D 8%     Form 10-K (1991)
	 Cumulative Non-Voting Preferred Stock
4.05*    Certificate of Designations, Series E        Form 10-KSB (1994)
	 Convertible Preferred Stock

4.06*    Certificate of Increase to Certificate of    Form 10-KSB (1995)
	 Designations, Series E Convertible Preferred
	 Stock
10.01*   Class C Warrant Agreement                    Form 10-K (1991)
10.02*   Shareholder Voting Agreement                 Form 8-K (1/21/91)
	 (Hart/Lifschultz)
10.03* Grant of Right of First Refusal to Purchase Form 8-K (1/21/91) Hart Scientific, Inc.
10.04*#  Employment Agreements for Dennis Hunter,     Form 10-KSB (1995)
	 James Triplett and Randy Owen
10.05*   Stock Purchase Agreement (with Lease         Form 10-K (1991)
	 Amendment attached as Exhibit A)
	 (Lifschultz/Penn Yards)
10.06*   Shareholder Voting Agreement                 Form 10-K (1991)
	 (Lifschultz/Penn Yards)
10.07*#  Employee Stock Option Agreement;             Form 10-KSB (1995)
	 Standard Form
10.08*#  1989 Stock Option Agreement for              Form 10-KSB (1995)
	 Dennis Hunter
10.09*   Lease of Premises for Calorimetry            Form 10-KSB (1995)
	 Sciences Corporation
10.10*   Lease of Premises for Hart Scientific, Inc.  Form 10-KSB (1995)
10.11    Amendment to Lease of Premises for Hart      Form 10-KSB  (current)
	 Scientific, Inc.
10.12*#  Hart Scientific, Inc. Executive Bonus Plan   Form 10-KSB (1995)
10.13*#  Hart Scientific, Inc. 401(k) Plan            Form 10-KSB (1995)
11.01    Statement Re Computation of Per Share        Form 10-KSB (current)
	 Earnings
13.01    1996 Annual Report to Shareholders           Form 10-KSB (current)
22.01    List of Subsidiaries of the Registrant       Form 10-KSB (current)

-----------------
* Denotes exhibits specifically incorporated in this Annual Report on Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.

# Identifies management or compensatory plans, contracts, or arrangements.

     (b)     Reports on Form 8-K.

	  None.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   LIFSCHULTZ INDUSTRIES, INC.



Date October 29, 1996
    ----------------------         By DAVID K. LIFSCHULTZ
				      -----------------------------------
				      David K. Lifschultz
				      Chief Executive Officer




			       POWER OF ATTORNEY
			       -----------------
     Know all men by these presents, that each person whose signature appears below constitutes and appoints each of David K. Lifschultz and Dennis R. Hunter, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.

     SIGNATURE                        TITLE                        DATE
     ---------                        -----                        ----

DAVID K. LIFSCHULTZ              Chairman, Chief            October 29, 1996
--------------------------       Executive Officer
David K. Lifschultz


DENNIS R. HUNTER                President, Director and     October 29, 1996
---------------------------     Chief Financial Officer
Dennis R. Hunter


SYDNEY B. LIFSCHULTZ            Director                    October 29, 1996
---------------------------
Sidney B. Lifschultz

                             EXHIBIT INDEX

Exhibit                                                  Location or
  No.       Title of Document                  Page No.    Filing
-------     -----------------                  --------  -----------

3.01*    Certificate of Incorporation               61  Form 10-K (1991)
	 (amended and restated)
3.02*    Bylaws (amended)                           74  Form 10-K (1991)
4.01*    Certificate of Designations, Series A      94  Form 10-K (1991)
	 Convertible Preferred Stock (as amended)
4.02*    Certificate of Designations, Series B     103  Form 10-K (1991)
	 Convertible Preferred Stock (as amended)
4.03* Certificate of Designations, Series C 10% 110 Form 10-K (1991) Cumulative Non-Voting Preferred Stock
4.04* Certificate of Designations, Series D 8% 116 Form 10-K (1991) Cumulative Non-Voting Preferred Stock
4.05*    Certificate of Designations, Series E       9  Form 10-KSB (1994)
	 Convertible Preferred Stock
4.06*    Certificate of Increase to Certificate of   9  Form 10-KSB (1995)
	 Designations, Series E Convertible Preferred
	 Stock
10.01*   Class C Warrant Agreement                 122  Form 10-K (1991)
10.02*   Shareholder Voting Agreement              ---  Form 8-K (1/21/91)
	 (Hart/Lifschultz)
10.03*   Grant of Right of First Refusal to        ---  Form 8-K (1/21/91)
	 Purchase Hart Scientific, Inc.
10.04*#  Employment Agreements for Dennis Hunter,   11  Form 10-KSB (1995)
	 James Triplett and Randy Owen
10.05*   Stock Purchase Agreement (with Lease      143  Form 10-K (1991)
	 Amendment attached as Exhibit A)
	 (Lifschultz/Penn Yards)
10.06*   Shareholder Voting Agreement              180  Form 10-K (1991)
	 (Lifschultz/Penn Yards)
10.07*#  Employee Stock Option Agreement;           42  Form 10-KSB (1995)
	 Standard Form
10.08*#  1989 Stock Option Agreement for            47  Form 10-KSB (1995)
	  Dennis Hunter
10.09*    Lease of Premises for Calorimetry         53  Form 10-KSB (1995)
	  Sciences, Inc.
10.10*    Lease of Premises for Hart Scientific,    62  Form 10-KSB (1995)
	  Inc.
10.11*    Amendment to Lease of Premises for Hart   78  Form 10-KSB (current)
	  Scientific, Inc.
10.12*#   Hart Scientific, Inc. Executive Bonus     89  Form 10-KSB (1995)
	  Plan

10.13*#   Hart Scientific, Inc. 401(k) Plan         90  Form 10-KSB (1995)
11.01     Statement Re Computation of Per Share
	  Earnings                                   10 Form 10-KSB (current)
13.01     1996 Annual Report to Shareholders         11 Form 10-KSB (current)
22.01     List of Subsidiaries of the Registrant     48 Form 10-KSB (current)

-----------------
* Denotes exhibits specifically incorporated in this Annual Report on Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.

# Identifies management or compensatory plans, contracts or arrangements.