Form 10KSB/A
period 1996-07-31
LIFSCHULTZ INDUSTRIES INC
filed 1996-12-06
CIK 822046

FORM 10-KSB/A
			(AMENDMENT NO. 1)

	       U.S. Securities and Exchange Commission
		     Washington, D.C   20549

(Mark One)

    [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
	  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended          July 31, 1996
			       ------------------------------

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



Exhibit Index is located on pages of this document.

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

10.12*#  Hart Scientific, Inc. Executive Bonus Plan  Form 10-KSB   (1995)
10.13*#  Hart Scientific, Inc. 401(k) Plan            Form 10-KSB   (1995)
11.01    Statement Re Computation of Per Share        Form 10-KSB   (1996)
	 Earnings
13.01    1996 Annual Report to Shareholders           Form 10-KSB   (1996)
22.01    List of Subsidiaries of the Registrant       Form 10-KSB   (1996)
24.01**  Power of Attorney                            Form 10-KSB   (1996)
27.01    Financial Data Schedule                      Form 10-KSB/A (current)

-----------------
* Denotes exhibits specifically incorporated in this Annual Report on Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.

# Identifies management or compensatory plans, contracts, or arrangements.

** Incorporated by reference to the signature page of the Company's original Form 10-KSB for the fiscal year ended July 31, 1996, pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.

     (b)     Reports on Form 8-K.

	  None.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   LIFSCHULTZ INDUSTRIES, INC.



Date November 26, 1996
    ----------------------         By DAVID K. LIFSCHULTZ
				      -----------------------------------
				      David K. Lifschultz
				      Chief Executive Officer




     SIGNATURE                        TITLE                        DATE
     ---------                        -----                        ----

DAVID K. LIFSCHULTZ              Chairman, Chief            November 26, 1996
--------------------------       Executive Officer
David K. Lifschultz


By DAVID K. LIFSCHULTZ           President, Director and    November 26, 1996
---------------------------      Chief Financial Officer
Dennis R. Hunter


By DAVID K. LIFSCHULTZ           Director                   November 26, 1996
---------------------------
Sidney B. Lifschultz

                            EXHIBIT INDEX


EXHIBIT                                    LOCATION
-------                                    --------
27.01     Financial Data Schedule          FORM 10-KSB/A (current)