Form 10QSB
period 1996-10-31
LIFSCHULTZ INDUSTRIES INC
filed 1996-12-16
CIK 822046

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

(Mark One)
  [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996
                                                 ----------------

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


Commission file number 33-17286
                       --------

                     LIFSCHULTZ INDUSTRIES, INC.
----------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

          DELAWARE                                   No. 87-0448118
----------------------------------------------------------------------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                   Identification No.)

               641 West 59th Street, New York, NY 10019
----------------------------------------------------------------------
               (Address of principal executive offices)


(Issuer's telephone number)      (212) 397-7788
                                 --------------

----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if
                     changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X     NO
                            ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock                                    55,569,495
-----------------                      -------------------------------
     Class                             Outstanding at October 31, 1996

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                        LIFSCHULTZ INDUSTRIES, INC.

                        CONSOLIDATED BALANCE SHEETS

                                            (unaudited)
                                             31-Oct-96       31-Jul-96
                                            ----------      ----------
ASSETS
Current Assets
  Cash and cash equivalents                 $  632,000      $1,424,000
  Marketable Securities                        968,000         601,000
  Trade accounts receivable                  1,914,000       1,774,000
  Related Party Receivable                                      34,000
  Inventories                                1,586,000       1,488,000
  Other current assets                          93,000          60,000
Total current assets                        ----------      ----------
                                             5,193,000       5,381,000

Property held for sale or lease, net         2,761,000       2,973,000
Property & equipment, net                      627,000         489,000
                                            ----------      ----------
Total Assets                                $8,581,000      $8,843,000
                                            ==========      ==========

                        LIFSCHULTZ INDUSTRIES, INC.

                                            (unaudited)
                                             31-Oct-96      31-Jul-96
                                            -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Note payable to a bank                    $  400,000     $  182,000
  Trade accounts payable                       677,000        311,000
  Accrued liabilities                          655,000      1,623,000
  Notes payable                                 98,000         50,000
  Notes payable to shareholders                 50,000        120,000
  Accounts payable and accrued
    liabilities past due                       174,000        321,000
  Current portion of long-term debt             15,000              0
                                            -----------    -----------
Total current liabilities                    2,069,000      2,607,000

Long-term debt, less current portion                 0              0

Shareholders' equity:
  Convertible preferred stock, par value
    $.01; authorized 4,900,000 shares
      Series A; issued and outstanding
        5,200 shares                              -              -
      Series B; issued and outstanding
        0 shares                                     0          8,000
      Series E; issued and outstanding
        21,231 shares                                0          1,000
  Common stock, par value $.001;
    authorized 80,000,000 shares;
    issued and outstanding,
    55,569,495 shares                           56,000         44,000
  Additional paid-in capital                10,978,000     10,978,000
  Common stock subscriptions receivable
    from related parties                       (15,000)       (15,000)
  Treasury Stock (at cost)                    (157,000)      (157,000)
  Retained (deficit)                        (4,350,000)    (4,623,000)
                                            -----------    -----------
Total shareholders' equity                   6,512,000      6,236,000
                                            -----------    -----------
Total liabilities and shareholders'
  equity                                    $8,581,000     $8,843,000
                                            ===========    ===========

                       LIFSCHULTZ INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF EARNINGS


                                                  (unaudited)
                                               Three months ended
                                            -------------------------
                                             31-Oct-96      31-Oct-95
REVENUES:                                   -----------    ----------
  Sales                                     $ 2,699,000    $2,355,000

COSTS AND EXPENSES:
  Cost of products sold                       1,358,000     1,181,000
  Selling, general and admin.                   946,000       835,000
  Research and development                       84,000        62,000
  Interest Expense                               13,000         6,000
                                            -----------    ----------
Total costs and expenses                      2,401,000     2,084,000

  Earnings before income taxes
    and extraordinary item                      298,000       271,000

Income Taxes                                     25,000        35,000
                                            -----------    ----------
  Earnings before extraordinary item            273,000       236,000

EXTRAORDINARY ITEM
  Forgiveness of Debt, net of tax effect           -        1,062,000
                                            -----------    -----------
Net Earnings                                    273,000     1,298,000
                                            ===========    ===========


NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

  Income before extraordinary item                0.005          0.004
  Extraordinary item                              0.000          0.018
                                            -----------    -----------
  Net earnings                                    0.005          0.022
                                            ===========    ===========
Common Shares Outstanding                    60,559,000     59,723,000

                        LIFSCHULTZ INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (unaudited)
                                               Three months ended
                                         -----------------------------
                                           31-Oct-96        31-Oct-95
                                         ------------     ------------
OPERATING ACTIVITIES

Income                                    $  273,000       $1,298,000

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization (A)        246,000           99,000
    Gain on debt Forgiveness
     (extraordinary item)                          0        1,062,000
    Changes in assets and liabilities:
      Trade Accounts receivable             (140,000)         276,000
      Inventory                              (97,000)        (136,000)
      Other assets                            (1,000)          (3,000)
      Accounts payable                       220,000          313,000
      Accrued liabilities                 (1,073,000)        (270,000)
Net cash provided (used) by operating     -----------      -----------
  activities                                (572,000)         515,000

INVESTING ACTIVITIES
Purchase of Property and Equipment (A)      (171,000)         (52,000)
Purchase of Treasury Bills                  (367,000)            -
                                          -----------       ----------
Net cash provided (used) by
  investing activities                      (538,000)         (52,000)
FINANCING ACTIVITIES
Proceeds from notes payable and long-term
  obligations                                 98,000                0
Proceeds from Bank Line of Credit            224,000             -
Proceeds from notes payable
  and long-term obligations                   (6,000)         (11,000)
Proceeds from sale of equity securities        2,000                0
Net cash provided (used) by financing     -----------       ----------
  activities                                 318,000          (11,000)

Net increase (decrease) in cash             (792,000)         452,000
Cash and cash equivalents at beginning
  of period                                1,424,000        1,139,000
                                          -----------      -----------
Cash and cash equivalents at end of
  period                                  $  632,000       $1,591,000
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

NOTE 2- EARNINGS PER SHARE

Earnings per common and common equivalent shares for October 31, 1996 and 1995 is based on the weighted average number of common shares actually outstanding during the period plus the shares that would be outstanding assuming conversion of convertible preferred stock and exercise of stock options and warrants, all of which are common stock equivalents.


Item 2.  Management's Discussion and Analysis or Results of Operation.
         -------------------------------------------------------------

Results of Operations
---------------------

     Total revenues in Lifschultz Industries' first quarter, ended October 31, 1996, increased 14.6% to $2,699,000 for the first quarter versus $2,355,000 for the same period last year. Revenues for Lifschultz Industries' subsidiary, Hart Scientific, were $2,594,000 for the first quarter.

     Hart Scientific's gross margins were 48% for the first quarter versus 48% for the same period last year.

     General and Administrative costs for the first quarter were $497,000 for Hart Scientific versus $386,000 for the same period last year, $175,000 for Lifschultz Industry subsidiary Lifschultz Fast Freight versus $173,000 for the same period last year, and $33,000 for Lifschultz Industries versus $20,000 for the same period last year. General and Administrative costs increased at Hart Scientific as Hart added support personnel to keep pace with its growth and compensation was increased to keep a competitive salary and wages structure.

     Research and Development costs increased to $84,000 in the first quarter versus $62,000 for the same period last fiscal year. Hart Scientific continues its efforts to develop and introduce new products.

     Hart Scientific had $306,000 in marketing costs in the first quarter versus $259,000 for the same period last year. Hart continues to be very aggressive in its efforts to market new products and expand distribution of existing products.

     Consolidated income before extraordinary items increased 15.7% to $273,000 in the first quarter versus $236,000 in the same period last year. The consolidated net income for the quarter of $273,000 compares to a net income for the same period last year of $1,298,000. The consolidated net income (income after extraordinary items) for the quarter last year includes an extraordinary gain of $1,062,000 for forgiveness of debt (Lifschultz Fast Freight negotiated a reduction of a $1,262,000 debt down to $200,000). The consolidated net income for the current quarter does not include any extraordinary items. Hart Scientific's net profit for the first quarter was $312,000.

Financial Condition and Liquidity
---------------------------------

     The Company's current ratio at October 31, 1996 was 2.51 to 1 versus 2.06 to 1 at July 31, 1996. The current ratio improved to 2.51 to 1 at the end of the first quarter versus 1.66 on October 31, 1995.

     The debt ratios of the Company have been improved significantly in the last year as debt has been reduced and operating profits have been healthy. Management hopes to continue this trend. The Company will need additional capital to support the growth of Hart Scientific and the activities (primarily remaining debt reduction) of Lifschultz
Fast Freight. Management expects that internal operating cash flow from Hart Scientific and from certain subleases held by Lifschultz
Fast Freight will be sufficient to meet the cash needs of the Company. Hart Scientific has approximately $275,000 remaining on its bank line of credit if these funds are required. The Company expects that Lifschultz Fast Freight will complete payment on much of its remaining debt in the current fiscal year, after which cash flow from the Lifschultz Fast Freight subleases will be used in other areas of the Company.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits.

              27.0 Financial Data Schedule

     (b)  Reports on Form 8-K.

1.  On September 19, 1996, the Company filed a Form 8-K describing
(under Item 5--Other Events) the Company's September 17, 1996 public announcement of conversions of Company preferred stock to Company common stock and the positive effect such conversion had on the Company's common stock per share net worth when calculated to reflect liquidation value.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   12 December 1996                 By: DENNIS R. HUNTER
       ----------------                    ---------------------------
                                            Dennis R. Hunter
                                            President and Chief
                                            Financial Officer

                               Exhibit Index
                               -------------

Exhibit No.       Description
-----------       -----------

   27             Financial Data Schedule.


==============================