Form 10QSB
period 1997-01-31
LIFSCHULTZ INDUSTRIES INC
filed 1997-03-17
CIK 822046

FORM 10-QSB

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

(Mark One)
  [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997
                                                ----------------

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X     NO
                            ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock                                    55,569,495
-----------------                      -------------------------------
     Class                             Outstanding at January 31, 1997

PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheet--
     January 31, 1997 and July 31, 1996                            4-5

     Consolidated Statement of Earnings
     for Three Months ended January 31, 1997
     and January 31, 1996; Six Months ended
     January 31, 1997 and January 31, 1996                         6

     Consolidated Statement of Cash Flows--
     Six Months ended January 31, 1997 and
     January 31, 1996                                              7

     Notes To Consolidated Financial Statements                    8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

     Results of Operation                                          8-9

     Financial Condition and Liquidity                             9



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of
         Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                         10

                        LIFSCHULTZ INDUSTRIES, INC.

                        CONSOLIDATED BALANCE SHEETS

                                            (unaudited)
                                             31-Oct-96       31-Jul-96
                                            ----------      ----------
ASSETS
Current Assets
  Cash and cash equivalents                 $  896,000      $1,424,000
  Marketable Securities                        770,000         601,000
  Trade accounts receivable                  1,643,000       1,774,000
  Related Party Receivable                                      34,000
  Inventories                                1,663,000       1,488,000
  Other current assets                          45,000          60,000
Total current assets                        ----------      ----------
                                             5,017,000       5,381,000

Property held for sale or lease, net         2,637,000       2,973,000
Property & equipment, net                      722,000         489,000
                                            ----------      ----------
Total Assets                                $8,376,000      $8,843,000
                                            ==========      ==========

                        LIFSCHULTZ INDUSTRIES, INC.

                                            (unaudited)
                                             31-Jan-97      31-Jul-96
                                            -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Note payable to a bank                    $  303,000     $  182,000
  Trade accounts payable                       471,000        311,000
  Accrued liabilities                          698,000      1,623,000
  Notes payable                                                50,000
  Notes payable to shareholders                110,000        120,000
  Accounts payable and accrued
    liabilities past due                       113,000        321,000
  Current portion of long-term debt                                 0
                                            -----------    -----------
Total current liabilities                    1,695,000      2,607,000

Long-term debt, less current portion                 0              0

Shareholders' equity:
  Convertible preferred stock, par value
    $.01; authorized 4,900,000 shares
      Series A; issued and outstanding
        5,200 shares                              -              -
      Series B; issued and outstanding
        0 shares                                     0          8,000
      Series E; issued and outstanding
        21,231 shares                                0          1,000
  Common stock, par value $.001;
    authorized 80,000,000 shares;
    issued and outstanding,
    55,569,495 shares                           56,000         44,000
  Additional paid-in capital                10,979,000     10,978,000
  Common stock subscriptions receivable
    from related parties                       (15,000)       (15,000)
  Treasury Stock (at cost)                    (157,000)      (157,000)
  Retained (deficit)                        (4,182,000)    (4,623,000)
                                            -----------    -----------
Total shareholders' equity                   6,681,000      6,236,000
                                            -----------    -----------
Total liabilities and shareholders'
  equity                                    $8,376,000     $8,843,000
                                            ===========    ===========

                       LIFSCHULTZ INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF EARNINGS

                               (unaudited)              (unaudited)
                                   Three months ended        Six months ended
                                ------------------------  ------------------------
                                 31-Jan-97    31-Jan-96    31-Jan-97    31-Jan-96
REVENUES:                       -----------  -----------  -----------  -----------
  Sales                         $ 2,930,000  $ 2,976,000  $ 5,629,000  $ 5,331,000

COSTS AND EXPENSES:
  Cost of products sold           1,515,000    1,504,000    2,874,000    2,685,000
  Selling, general and admin.     1,059,000    1,032,000    2,006,000    1,867,000
  Research and development          109,000       62,000      192,000      124,000
  Interest Expense                   11,000        9,000       23,000       15,000
                                -----------  -----------  -----------  -----------
Total costs and expenses          2,694,000    2,607,000    5,095,000    4,691,000

  Earnings before income taxes
    and extraordinary item          236,000      369,000      534,000      640,000

Income Taxes                         68,000       37,000       93,000       72,000
                                -----------  -----------  -----------  -----------
  Earnings before
    extraordinary item              168,000      332,000      441,000      568,000

EXTRAORDINARY ITEM
  Forgiveness of Debt,
    net of tax effect                  -            -            -       1,062,000
                                -----------  -----------  -----------  -----------
Net Earnings                        168,000      332,000      441,000    1,630,000
                                ===========  ===========  ===========  ===========


NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

  Income before
    extraordinary item                0.003        0.005        0.008        0.009

  Extraordinary item                  0.000        0.000        0.000        0.018
                                -----------   ----------  -----------  -----------
  Net earnings                        0.003        0.005        0.008        0.027
                                ===========  ===========  ===========  ===========
Common Shares Outstanding        59,077,815   60,036,089   59,077,815   60,036,089

                        LIFSCHULTZ INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Quarter ended
                                          ----------------------------
                                            31-Jan-97       31-Jan-96
                                          ------------    ------------
OPERATING ACTIVITIES
Net
income                                    $   441,000     $ 1,298,000

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization (A)         429,000          99,000
    Gain on debt Forgiveness
     (extraordinary item)                          0       (1,062,000)
    Changes in assets and liabilities:
      Trade Accounts receivable               131,000         276,000
      Inventory                              (175,000)       (136,000)
      Other assets                             49,000          (3,000)
      Accounts payable                        159,000         313,000
      Accrued liabilities                    (981,000)       (270,000)
Net cash provided (used) by operating     ------------    ------------
  activities                                   53,000         515,000

INVESTING ACTIVITIES
Purchase of Property and Equipment (A)       (326,000)        (52,000)
Net cash provided (used) by
  investing activities                       (326,000)        (52,000)
                                          ------------    ------------
FINANCING ACTIVITIES
Proceeds from notes payable and long-term
  obligations                                    -               0
Proceeds from Bank Line of Credit             118,000            -
Principal payments of notes payable
  and long-term obligations                  (208,000)        (11,000)
Proceeds from sale of equity securities         4,000            0
Net cash provided (used) by financing
  activities                                  (86,000)        (11,000)
                                          ------------    ------------
Net increase (decrease) in cash              (359,000)        452,000
Cash and cash equivalents at beginning
  of period                                 2,025,000       1,139,000

Cash and cash equivalents at end of
  period                                  $ 1,666,000     $ 1,591,000
                                          ============    ============
(A) Net of Disposals

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

Note 2- Earnings per Share

Earnings per common and common equivalent shares for January 31, 1997 and 1996 is based on the weighted average number of common shares actually outstanding during the period plus the shares that would be outstanding assuming conversion of convertible preferred stock and exercise of stock options and warrants, all of which are common stock equivalents.

Note 3- Cash and Cash Equivalents, Marketable Securities

Marketable securities consist exclusively of U.S. Treasury Bills and are considered a cash equivalent.


Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
Results of Operations
---------------------

Results of Operations:
----------------------
     Total revenues for the six months ended January 31, 1997 increased 5.6% to $5,629,000 versus $5,331,000 for the same period last fiscal year. Total revenues for the three months ended January 31, 1997 decreased 1.5% to $2,930,000 versus $2,976,000 for the same period last fiscal year.

     Hart Scientific revenues for the current six month period were $5,396,000 versus $5,075,000 for the same period last year, an 6.3% increase. Hart Scientific revenues for the current three month period were $2,802,000 versus $2,808,000 for the same period last year. A decrease in sales of higher priced instruments accounts for the lower revenue in the quarter and the lower rates of revenue growth versus previous periods.

      Hart Scientific's gross margins were 47% for the current six months, this is equal to the same period last year.

     General and Administrative costs for the current six month period were $1,322,000 versus $1,379,000 for the same period last year. In the current three month period, ended January 31, 1997, General and Administrative expenses for Hart Scientific were $715,000 versus $516,000 for the same period last year.

     Marketing and sales expenses for the current three month period were $358,000 versus $249,000 for the same period last year. Marketing and sales expenses for the current six month period were $664,000 versus $508,000 for the same period last year.

     Net income for the current three months is $168,000 versus net income of $332,000 for the same period last year, a 49% decrease. Net income before extraordinary income for the current six months is $441,000 versus net income before extraordinary income of $568,000 for the same period last year, a 22% decrease. Net income for the current six months of $441,000 does not include any extraordinary gain while the net income for the same period last year of $1,630,000 includes an extraordinary gain of $1,062,000. Hart Scientific had net income of $57,000 for the current quarter versus $430,000 for the same period last year, an 87% decrease. Hart had net income for the current six months of $370,000 versus net income of $782,000 for the same period last year, a 53% decrease. Product mix and in particular a decrease in sales of higher priced instruments contributed to the lower net income.


Financial Condition and Liquidity
---------------------------------

     The Registrant's current ratio at January 31, 1997 is 2.96 versus 2.06 at July 31, 1996.


     Total current assets decreased by $364,000 during the current six month period while current liabilities decreased by $912,000 during the same period. Cash and cash equivalents decreased by $359,000 in the current six month period to $1,666,000. This reflects the higher costs of the period and lower revenue and net income. The balance sheet of LIFF remains strong and debt at the Lifschultz Fast Freight subsidiary continues to be reduced.


                  PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant's annual meeting was held on December 10, 1996. 34,727,998 votes were cast at the annual meeting, this represents 62% of the total possible votes. Proposal One, election of a Board of Directors of the Registrant, received 34,655,370 votes in favor of the proposed board, 99.8% of the total. 72,628 votes negaative votes were cast on Proposal
One, .2% of the total votes cast. Proposal Two, approval of Grant Thornton as the Registrant's independent certified public accountants for the 1997 fiscal year, received 34,627,470 votes in favor (99.71% of total cast), 49,028 votes against (.14% of total cast) and 51,500 votes that abstained (.14% of total cast). Both proposals were passed. Elected to the Board were Sidney B. Lifschultz, David K. Lifschultz, and Dennis R. Hunter.

ITEM 5.     OTHER INFORMATION.  Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   List of Exhibits

            27.0     Financial Data Schedule

      (b)   Reports on Form 8-K

            Not applicable











                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIFSCHULTZ INDUSTRIES, INC.

Date    12 March 1997               By:/s/ Dennis R.. Hunter
                                       President, Director
                                       and Chief Financial Officer

                               Exhibit Index
                               -------------

Exhibit No.       Description
-----------       -----------

   27             Financial Data Schedule.


==============================