Form 10QSB
period 1997-04-30
LIFSCHULTZ INDUSTRIES INC
filed 1997-06-17
CIK 822046

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended April 30, 1997

                      Commission File Number 33-17286

                          Lifschultz Industries, Inc.
    (Exact name of small business issuer as specified in its charter)

                                Delaware
    (State or other jurisdiction of incorporation or organization)

                 IRS employer identification no. 87-0448118

Address of principal executive offices
641 West 59th Street, New York, NY  10019
----------------------------------------------------

Registrant's telephone number, including area code:  (212) 397-7788
                                                     --------------

     ------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding
       12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                            Outstanding at April  30, 1997
 ----------------                      -------------------------------
  Common Stock                                     55,569,495

                        PART I- FINANCIAL INFORMATION


Item 1. Financial Statements

                          Lifschultz Industries, Inc.

                          Consolidated Balance Sheets


                                            30-Apr-97        31-Jul-96
Assets                                 --------------    ------------
-------
Current Assets
     Cash and cash equivalents            $   950,000      $ 1,424,000
     Marketable Securities                    270,000          601,000
     Trade accounts receivable              1,756,000        1,774,000
     Related Party Receivable                  33,000           34,000
     Inventories                            2,143,000        1,488,000
     Other current assets                      69,000           60,000
                                       -------------------------------
Total current assets                        5,221,000        5,381,000

Property held for sale or lease, net        2,515,000        2,973,000
Property & equipment, net                     824,000          489,000


Total Assets                              $ 8,560,000      $ 8,843,000
                                       ===============================

                           Lifschultz Industries, Inc.

                                         (unaudited)
                                            30-Apr-97        31-Jul-96
                                       --------------    -------------
Liabilities and shareholders' equity
Current Liabilities:
     Note payable to a bank                   300,000         182,000
     Trade accounts payable                   637,000         311,000
     Accrued liabilities                      499,000       1,623,000
     Notes payable                               -             50,000
     Notes payable to shareholders             50,000         120,000
     Accounts payable and accrued
     liabilities past due                     106,000         321,000
     Current portion of long-term debt         33,000            -
                                       --------------    -------------
Total current liabilities                   1,625,000       2,607,000

Long-term debt, less current portion           92,000            0

Shareholders' equity:
     Convertible preferred stock,
     par value $.01;
       authorized 4,900,000 shares
          Series A; issued and
          outstanding 5,200 shares               -               -
         Series B; issued and
          outstanding 0 shares                   -              8,000
         Series E; issued and
          outstanding 21,231 shares (Note 1)     -              1,000
     Common stock, par value $.001;
     authorized 80,000,000 shares; issued and
       outstanding, 55,569,495 shares          56,000          44,000
     Additional paid-in capital            10,979,000      10,978,000
     Common stock subscriptions
     receivable from related parties          (15,000)        (15,000)
     Treasury Stock (at cost)                (157,000)       (157,000)
     Retained (deficit)                    (4,020,000)     (4,623,000)
                                       -------------------------------
Total shareholders' equity                  6,843,000       6,236,000
                                       -------------------------------
Total liabilities and shareholders'
equity                                    $ 8,560,000     $ 8,843,000
                                       ===============================

                        Lifschultz Industries, Inc.
                    Consolidated Statements of Earnings

                                   (unaudited)          (unaudited)

                                 Three months ended        Nine months ended
                                 ------------------        -----------------

                              30-Apr-97    30-Apr-96    30-Apr-97    30-Apr-96
                              ---------    ---------    ---------    ---------
Revenues:
   Sales                    $3,228,000    $2,948,000   $8,857,000   $8,279,000

Costs and expenses:
   Cost of products sold     1,674,000     1,379,000    4,547,000    4,063,000
   Selling, general
   and admin.                1,274,000     1,191,000    3,280,000    3,059,000
   Research and development    116,000        84,000      308,000      208,000
   Interest Expense             10,000        24,000       33,000       39,000
                             ----------   ----------   ----------   ----------
Total costs and expenses     3,074,000     2,678,000    8,168,000    7,369,000

   Earnings before income
   taxes and extraordinary
   item                        154,000       270,000      689,000      910,000

Income Taxes                    (8,000)       45,000       86,000      117,000
                             ----------   ----------   ----------   ----------

Earnings before
extraordinary item             162,000       225,000      603,000      793,000

Extraordinary Item
   Forgiveness of Debt,
   net of tax effect              -          217,000         -       1,279,000
                             ----------   ----------   ----------   ----------
Net Earnings                   162,000       442,000      603,000    2,072,000

Net earnings per common
and common equivalent share:
   Earnings before
   extraordinary item            0.003         0.004        0.011        0.013
   Extraordinary item            0.000         0.003        0.000        0.021
                                 -----         -----        -----        -----
Net Earnings                     0.003         0.007        0.011        0.034

   Common Shares
   Outstanding              59,077,815    57,240,000   59,077,815   57,240,000

                       Lifschultz Industries, Inc.

                    Consolidated Statements of Cash Flows

                                                          (unaudited)
                                                 As of the Quarter Ended
                                             --------------------------------
                                                 30-Apr-97         30-Apr-96
                                            --------------     -------------
Operating Activities
Net income                                    $   603,000       $ 2,072,000
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization (A)            627,000           408,000
    Gain on debt Forgiveness
     (extraordinary item)                            0           (1,279,000)
     Changes in assets and liabilities:
        Trade Accounts receivable                  18,000           (78,000)
        Inventory                                (655,000)         (272,000)
         Other assets                              (8,000)           40,000
         Accounts payable                         326,000          (115,000)
         Accrued liabilities                   (1,244,000)         (213,000)
                                            --------------     -------------
 Net cash provided (used) by
operating activities                             (333,000)          563,000

Investing Activities
Purchase of Property and Equipment (A)          ($504,000)          (84,000)
                                            --------------     -------------
Net cash provided (used) by
investing activities                             (504,000)          (84,000)

Financing Activities
Proceeds from notes payable
and long-term obligations                         130,000            50,000
Proceeds from Bank Line of Credit                 118,000              -
Principal payments of notes
payable and long-term obligations                (220,000)          (26,000)
Proceeds from sale of equity securities             4,000            40,000
                                            --------------     -------------
Net cash provided (used) by
financing activities                               32,000            64,000

Net increase (decrease) in cash                  (805,000)          543,000
Cash, cash equivalents,
Marketable Securities:
   Beginning of period                          2,025,000         1,139,000
                                            --------------     -------------

                       Lifschultz Industries, Inc.

                                                          (unaudited)
                                                 As of the Quarter Ended
                                             --------------------------------
                                                 30-Apr-97         30-Apr-96
                                            --------------     -------------
    End of period                             $ 1,220,000       $ 1,682,000
                                            ==============     =============
    (A) Net of Disposals

                  Notes to Financial Statements
                         (unaudited)

Note 1- Accounting Policies

In February 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 1992. Accordingly, the Company has implemented Statement 109 in the accompanying financial statements, without effect on reported income.

Note 2- Earnings per Share

Earnings per common and common equivalent shares for April 30, 1997 and 1996 is based on the weighted average number of common shares actually outstanding during the period plus the shares that would be outstanding assuming conversion of convertible preferred stock and exercise of stock options and warrants, all of which are common stock equivalents.

Item 2.  Discussion and Analysis of Financial
---------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations:
---------------------

     Total revenues for the nine months ended April 30, 1997 were $8,857,000 versus $8,279,000 for the same period last year, a 7% increase. Total revenues for the three months ended April 30, 1997 were $3,228,000 versus $2,948,000 for the same period last year, a 9% increase.

     Hart Scientific revenues for the current nine month period were $8,503,000 versus $7,858,000 for the same period last year, an 8% increase. Hart Scientific revenues for the current three month period were $3,106,000 versus $2,783,000 for the same period last year, a 12% increase.

     General & Administrative costs for the current nine month period were $2,299,000 versus $2,236,000 for the same period last year. These costs included Lifschultz Fast Freight depreciation of the New York leasehold ($364,000 in the current nine month period).

     Marketing and sales expenses for the current three month period were $316,000 and $980,000 for the current nine month period. For the current nine months ended April 30, 1997 marketing and sales expenses are 12% of Hart revenues, versus 11% for the same period last year.

     Consolidated net income before extraordinary items for the nine months ended April 30, 1997 was $603,000 versus $793,000 for the same period last year, a 24% decrease. Consolidated net income for the nine months ended April

30, 1996 included an extraordinary gain of $1,279,000 for forgiveness of debt. Net income for the current nine month period at Hart Scientific was $584,000 versus $1,146,000 for the same period last fiscal year, a 49% decrease.

Consolidated net income for the current three month period was $162,000 compared to $225,000 during the same three month period last year, a 28% decrease. Consolidated net income including extraordinary items for the prior year's three months ended April 30, 1996 was $442,000 which included an extraordinary gain of $217,000 for forgiveness of debt. Net income for the current three month period at Hart Scientific was $215,000 versus $364,000 for the same period last fiscal year, a 41% decrease.

The decrease in net income for the current period is due to a change in product sales mix, competitive pricing pressures which reduced margins and reduction of higher margin export sales due to the strength of the U.S. dollar.


Financial Condition and Liquidity
---------------------------------

The company's current ratio at April 30, 1997 is 3.21 versus 2.37 at July 31, 1996. The current ratio has improved from .49 on July 31, 1993 to 3.21 on April 30, 1997.

The debt ratios of the company have been improved significantly in the last year as debt has been reduced and operating profits have been healthy. Management hopes to continue this trend. The Company will need additional capital to support the growth of Hart Scientific. Management expects that internal operating cash flow from Hart Scientific and from certain subleases held by Lifschultz Fast Freight will be sufficient to meet the cash needs of the Company. Hart Scientific has approximately $425,000 in unused lines of credit available.

                        PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

               (a) Exhibits
                    27.0 Financial Data Schedule



                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   11 June 1997                    By:/s/   Dennis R. Hunter
       ------------                         ----------------------
                                            President and Chief
                                            Financial Officer






                          Exhibit Index
                          -------------

Exhibit No.               Description
-----------               -----------

27                    Financial Data Schedule