Form 10KSB
period 1997-07-31
LIFSCHULTZ INDUSTRIES INC
filed 1997-10-29
CIK 822046

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              FORM 10-KSB


(Mark One)

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended             July 31, 1997
                                -----------------------------------


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------- to --------------

     Commission File Number         33-17286


                     LIFSCHULTZ INDUSTRIES, INC.
       ------------------------------------------------------
           (Name of small business issuer in its charter)


            DELAWARE                                     87-0448118
 ----------------------------------          --------------------------------
  (State of other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

              641 WEST 59TH STREET, NEW YORK, NY  10019
          --------------------------------------------------
          (Address of principal executive offices)(Zip Code)




Registrant's telephone number: (212) 397-7788



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

   YES    X       NO
       -------        -------

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     [  ]

     State the issuer's revenues for its most recent fiscal year: $12,244,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): $2,886,310 as of October 14, 1997

(assumes full conversion of all preferred shares into common shares).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 55,569,495 shares of Common Stock, 5,200 shares of Series A Convertible Preferred Stock (convertible into 52,000 shares of common stock), and 21,231 shares of Series E Convertible Preferred Stock (convertible into 212,310 shares of common stock), all as of October 14, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):

     1. The Annual Report to Shareholders for fiscal year ended July 31, 1997, is incorporated into Parts I and II.

     2. The Proxy Statement provided to shareholders in conjunction with election of directors and approval of appointment of independent certified public accountants at the Company's 1997 Annual Meeting of Shareholders to be held December 15, 1997, is incorporated into
          Part III.

Transitional Small Business Disclosure Format (check one):

      YES              NO     X
           ------          -------

[THE INFORMATION CALLED FOR IN PARTS I AND II IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1997 ANNUAL REPORT TO SHAREHOLDERS FURNISHED TO THE COMMISSION PURSUANT TO RULE 14A-3(B).]

                                PART I

Item 1. Description of Business; see 1997 Annual Report section entitled "Description of Business".

Item 2. Description of Property; see 1997 Annual Report subsections entitled "Hart Scientific, Inc. - Manufacturing and Operations", Lifschultz Fast Freight, Inc. - Real Estate Assets", and
            "Office Space".

Item 3. Legal Proceedings; see 1997 Annual Report section entitled "Legal Proceedings".

Item 4. Submission of Matters to a Vote of Security Holders (not applicable).

                                PART II

Item 5. Market for Common Equity and Related Stockholder Matters; see 1997 Annual Report section "Market for Registrant's Common Stock and Related Stockholder Matters".

Item 6. Management's Discussion and Analysis or Plan of Operation; see 1997 Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.     Financial Statements; see attachment to 1997 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (not applicable).

[CERTAIN INFORMATION CALLED FOR IN PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT, TO BE FILED IN ACCORDANCE WITH SCHEDULE 14A IN CONNECTION WITH THE ELECTION OF DIRECTORS AND APPOINTMENT OF AUDITORS AT THE COMPANY'S 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD DECEMBER 15, 1997.]

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

Item 10. Executive Compensation; see Proxy Statement sections entitled "Executive Compensation", "Director Compensation", and "Employment Agreements".

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management; see Proxy Statement sections entitled "Security Ownership of Certain Beneficial Owners and Management".

Item 12. Certain Relationships and Related Transactions; see Proxy Statement section entitled "Certain Relationships and Related Transactions".

Item 13.    Exhibits and Reports on Form 8-K.

     (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                                Location or
  No.         Title of Document                           Filing
--------      ------------------                        ----------
3.01*+        Certificate of Incorporation              Form 10-K (1991)
              (amended and restated)
3.02*+        Bylaws (amended)                          Form 10-K (1991)
4.01*+        Certificate of Designations, Series A     Form 10-K (1991)
              Convertible Preferred Stock (as amended)
4.02*+        Certificate of Designations, Series B     Form 10-K (1991)
              Convertible Preferred Stock (as amended)
4.03*+        Certificate of Designations, Series C 10% Form 10-K (1991)
              Cumulative Non-Voting Preferred Stock
4.04*+        Certificate of Designations, Series D 8%  Form 10-K (1991)
              Cumulative Non-Voting Preferred Stock
4.05*         Certificate of Designations, Series E     Form 10-KSB (1994)
              Convertible Preferred Stock
4.06*         Certificate of Increase to Certificate    Form 10-KSB (1995)
              of Designations, Series E Convertible
              Preferred Stock
10.01*#       Employment Agreement for Dennis Hunter    Form 10-KSB (1995)
10.02#        Employment Agreement for                  Form 10-KSB (current)
              James Triplett
10.03#        Employment Agreement for                  Form 10-KSB (current)
              J. Randall Owen
10.04#        Employment Agreement                      Form 10-KSB (current)
              Michael Hirst
10.05*+       Stock Purchase Agreement (with Lease      Form 10-K (1991)
              Amendment attached as Exhibit A)
              (Lifschultz/Penn Yards)
10.06*+       Shareholder Voting Agreement              Form 10-K (1991)
              (Lifschultz/Penn Yards)
10.07*#       Employee Stock Option Agreement;          Form 10-KSB (1995)
              Standard Form
10.08*#       1989 Stock Option Agreement for           Form 10-KSB (1995)
              Dennis Hunter

10.09*        Lease of Premises for Calorimetry         Form 10-KSB (1995)
              Sciences Corporation
10.10*        Lease of Premises for Hart Scientific,    Form 10-KSB (1995)
              Inc.
10.11*        Amendment to Lease of Premises for Hart   Form 10-KSB (1996)
              Scientific, Inc.
10.12*#       Hart Scientific, Inc. Executive Bonus     Form 10-KSB (1995)
              Plan
10.13*#       Hart Scientific, Inc. 401(k) Plan         Form 10-KSB (1995)
11.01         Statement Re Computation of Per Share     Form 10-KSB (current)
              Earnings
13.01         1997 Annual Report to Shareholders        Form 10-KSB (current)
21.01         List of Subsidiaries of the Registrant    Form 10-KSB (current)
23.01         Consent of Grant Thornton LLP             Form 10-KSB (current)
27.01         Financial Data Schedule                   Form 10-KSB (current)

------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.

# Identifies management or compensatory plans, contracts, or arrangements.

+ Denotes exhibits specifically incorporated in this Form 10-KSB by reference pursuant to Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

     (b)     Reports on Form 8-K during last quarter of fiscal year 1997.

       None.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LIFSCHULTZ INDUSTRIES, INC.


Date October 27, 1997                By DAVID K. LIFSCHULTZ
---------------------                --------------------------------------
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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                        DATE
     ---------                        -----                        ----

DAVID K. LIFSCHULTZ               Chairman, Chief             October 27, 1997
--------------------------        Executive Officer
David K. Lifschultz


DENNIS R. HUNTER                  President, Director and     October 27, 1997
--------------------------        Chief Financial Officer
Dennis R. Hunter


SYDNEY B. LIFSCHULTZ              Director                    October 27, 1997
--------------------------
Sidney B. Lifschultz

                             EXHIBIT INDEX

Exhibit                                                       Location or
  No.      Title of Document                   Page No.          Filing
-------    -----------------                   --------     ---------------

3.01*+     Certificate of Incorporation           61        Form 10-K (1991)
           (amended and restated)
3.02*+     Bylaws (amended)                       74        Form 10-K (1991)
4.01*+     Certificate of Designations,           94        Form 10-K (1991)
           Series A Convertible Preferred Stock
           as amended
4.02*+     Certificate of Designations,           103       Form 10-K (1991)
           Series B Convertible Preferred Stock
           (as amended)
4.03*+     Certificate of Designations,           110       Form 10-K (1991)
           Series C 10% Cumulative Non-Voting
           Preferred Stock
4.04*+     Certificate of Designations,           116       Form 10-K (1991)
           Series D 8% Cumulative Non-Voting
           Preferred Stock
4.05*      Certificate of Designations,             9       Form 10-KSB (1994)
           Series E Convertible Preferred Stock
4.06*      Certificate of Increase to Certificate   9       Form 10-KSB (1995)
           of Designations, Series E Convertible
           Preferred Stock
10.01*#    Employment Agreement for Dennis         11       Form 10-KSB (1995)
           Hunter
10.02#     Employment Agreement                    11       Form 10-KSB
           James Triplett                                   (current)
10.03#     Employment Agreement                    22       Form 10-KSB
           J. Randall Owen                                  (current)
10.04#     Employment Agreement                    28       Form 10-KSB
           Michael Hirst                                    (current)
10.05*+    Stock Purchase Agreement (with Lease   143       Form 10-K (1991)
           Amendment attached as Exhibit A)
           (Lifschultz/Penn Yards)
10.06*+    Shareholder Voting Agreement           180       Form 10-K (1991)
           (Lifschultz/Penn Yards)
10.07*#    Employee Stock Option Agreement;        42       Form 10-KSB (1995)
           Standard Form
10.08*#    1989 Stock Option Agreement for         47       Form 10-KSB (1995)
           Dennis Hunter
10.09*     Lease of Premises for Calorimetry       53       Form 10-KSB (1995)
           Sciences, Inc.
10.10*     Lease of Premises for Hart Scientific,  62       Form 10-KSB (1995)
           Inc.
10.11*     Amendment to Lease of Premises for      78       Form 10-KSB (1996)
           Hart Scientific, Inc.

10.12*#    Hart Scientific, Inc. Executive Bonus   89       Form 10-KSB (1995)
           Plan
10.13*#    Hart Scientific, Inc. 401(k) Plan       90       Form 10-KSB (1995)
11.01      Statement Re Computation of Per Share   35       Form 10-KSB
           Earnings                                         (current)
13.01      1997 Annual Report to Shareholders      36       Form 10-KSB
                                                            (current)
21.01      List of Subsidiaries of the Registrant  79       Form 10-KSB
                                                            (current)
23.01      Consent of Grant Thornton LLP           80       Form 10-KSB
                                                            (current)
27.01      Financial Data Schedule                 81       Form 10-KSB
                                                            (current)

------------------
* Denotes exhibits specifically incorporated in this Annual Report on Form 10-KSB by reference to other filings pursuant to the provisions of Rule 12b-32 under the Securities Exchange Act of 1934.

# Identifies management or compensatory plans, contracts or arrangements.

+ Denotes exhibits specifically incorporated in this Form 10-KSB by reference pursuant to Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.