Form 10QSB
period 1997-10-31
LIFSCHULTZ INDUSTRIES INC
filed 1997-12-15
CIK 822046

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

  (Mark One)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 31, 1997
                                                  ----------------

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


   Commission file number 33-17286
                          --------

                        LIFSCHULTZ INDUSTRIES, INC.
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            DELAWARE                                   No. 87-0448118
-------------------------------------------------------------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)

                  641 West 59th Street, New York, NY 10019
-------------------------------------------------------------------------
                  (Address of principal executive offices)

                             (212) 397-7788
                             ---------------
                      (Issuer's telephone number)

                             Not Applicable
-------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if
                        changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES   X   NO -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,569,495 shares of Common Stock outstanding as of December 1, 1997.

                        PART I- FINANCIAL INFORMATION

Item 1. Financial Statements


                  Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         October 31, 1997 and July 31, 1997

                                       ASSETS

                                                 31-Oct-97   31-Jul-97
                                                 ---------   ---------

CURRENT ASSETS
  Cash and cash equivalents                     $1,204,000  $  901,000
  Marketable securities                            581,000     576,000
  Trade accounts receivable, net                 1,873,000   1,838,000
  Related party receivable                          14,000      30,000
  Deferred income taxes                            238,000     238,000
  Inventories                                    2,022,000   1,888,000
  Other current assets                             180,000     142,000
                                                ----------  ----------
                     Total current assets        6,112,000   5,613,000


PROPERTY HELD FOR LEASE, NET                     2,441,000   2,566,000



PROPERTY AND EQUIPMENT, NET                        884,000     876,000



DEFERRED INCOME TAXES                              542,000     542,000
                                                ----------  ----------
                                                $9,979,000  $9,597,000
                                                ==========  ==========

    The accompanying note is an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         October 31, 1997 and July 31, 1997

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     31-Oct-97   31-Jul-97
                                                     ---------   ---------

CURRENT LIABILITIES
  Notes payable to banks                            $  200,000  $  153,000
  Trade accounts payable                               876,000     473,000
  Income taxes payable                                 133,000     101,000
  Accrued liabilities                                  810,000   1,157,000
  Note payable to shareholder                           40,000      50,000
  Current maturities of long-term obligation            24,000      22,000
                                                    ----------  ----------
                 Total current liabilities          $2,083,000  $1,956,000


LONG-TERM OBLIGATION, less current maturities           98,000     101,000

COMMITMENTS AND CONTINGENCIES                             -           -

SHAREHOLDERS' EQUITY
  Convertible preferred stock, par value $0.01;
    authorized 4,900,000 shares
      Series A; issued and outstanding 5,200 shares       -           -
      Series E; issued and outstanding 21,231 shares      -           -
  Common stock, par value $0.001; authorized
    80,000,000 shares; issued and outstanding,
    55,569,495 shares issued in October 31 and
    55,569,495 in July 31                               56,000      56,000
  Additional paid-in capital                        10,987,000  10,987,000
  Common stock subscriptions receivable from
     related parties                                   (15,000)    (15,000)
  Treasury stock, at cost (1,128,000 common shares)   (157,000)   (157,000)
  Accumulated deficit                               (3,073,000) (3,331,000)
                                                    ----------- -----------
                 Total shareholders' equity          7,798,000   7,540,000
                                                    ----------- -----------
                                                    $9,979,000  $9,597,000
                                                    =========== ===========


    The accompanying note is an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (unaudited)
                       For the three months ended October 31,
                                     (unaudited)

                                                    1997          1996
                                                ----------     ----------

Net revenues                                    $3,659,000     $2,699,000



Costs and expenses:
  Cost of products sold                          1,940,000      1,358,000
  Selling, general and administrative            1,330,000        946,000
  Research and development                          77,000         84,000
  Interest expense                                  13,000         13,000
                                                ----------     ----------
                                                 3,360,000      2,401,000
                                                ----------     ----------

  Earnings before income taxes                     299,000        298,000

Income tax expense                                  41,000         25,000
                                                ----------     ----------
  NET EARNINGS                                    $258,000       $273,000
                                                ==========     ==========


Net earnings per common and common
  equivalent share:
    Net earnings                                    $0.005         $0.005
                                                ==========     ==========


      Weighted average number of shares
      outstanding                               58,061,000     60,559,000





     The accompanying note is an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                       For the three months ended October 31,

                                                    1997          1996
                                                 ----------    -----------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                     $258,000      $273,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation and amortization                  32,000       127,000
      Amortization of leasehold interest            124,000       119,000
      Changes in assets and liabilities:
        Accounts receivable                         (19,000)     (140,000)
        Inventories                                (134,000)      (97,000)
        Other current assets                        (38,000)       (1,000)
        Accounts payable                            403,000       220,000
        Accrued liabilities                        (347,000)   (1,073,000)
        Income taxes payable                         32,000          -
                                                 -----------   -----------


                 Total Adjustments                   53,000      (845,000)
                                                 -----------   -----------
                 Net cash provided by (used in
                 operating activities               311,000      (572,000)

Cash flows from investing activities
  Purchase of property and equipment                (39,000)     (171,000)
  Purchase of marketable securities                (169,000)     (367,000)
  Proceeds from maturities of marketable securities 164,000          -

                 Net cash used in investing
                 activities                         (44,000)     (538,000)

Cash flows from financing activities
  Principal payments on long-term obligations        (1,000)         -
  Principal payments on note payable to shareholder (10,000)         -
  Cash received from issuance of long-term debt        -           92,000
  Net change in line of credit                       47,000       224,000
  Issue of common stock                                -            2,000
                                                 -----------   -----------
                 Net cash provided by financing
                 activities                          36,000       318,000

Net increase (decrease) in cash and cash
  equivalents                                       303,000      (792,000)

Cash and cash equivalents at beginning of quarter   901,000     1,424,000
                                                 -----------   -----------
Cash and cash equivalents at end of quarter      $1,204,000    $  632,000
                                                 ===========   ===========

Supplemental disclosures of cash flow information
-------------------------------------------------

Cash paid during the quarter for
  Interest                                       $    7,000    $  12,000
  Income Taxes                                        8,000       92,000


    The accompanying note is an integral part of these statements.

                  Notes to Financial Statements
                         (unaudited)

Note 1

The consolidated financial statements have been prepared by the Lifschultz Industries, Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended July 31, 1997 and the notes thereto included in the Company's Form 10-KSB.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:
----------------------

Total revenues for Lifschultz Industries, Inc. and its subsidiaries ("Lifschultz Industries") in its first quarter, ended October 31, 1997, increased 35.6% to $3,659,000 versus $2,699,000 for the same period last year. Revenues for Lifschultz Industries' subsidiary, Hart Scientific (including Hart Scientific's subsidiary, Calorimetry Sciences) were $3,482,000 for the first quarter compared to $2,594,000 for the same period last year. Increased revenues were due to improved overall sales by Hart Scientific.

Hart Scientific's gross margins were 44% for the current period versus 48% for the same period last year. Product mix accounts for the lower margins.

General and Administrative costs for Hart Scientific in the first quarter were $737,000 versus $497,000 for the same period last year, $164,000 for Lifschultz Industries' subsidiary Lifschultz Fast Freight versus $175,000 for the same period last year, and $1,000 for Lifschultz Industries versus $33,000
for the same period last year.   General and Administrative costs increased at
Hart as Hart added support personnel to keep pace with its growth, compensation was increased to keep a competitive salary and wages structure, and some one time costs were incurred for miscellaneous items associated with growth.

Research and Development costs decreased to $77,000 in the first quarter versus $84,000 for the same period last fiscal year. Hart Scientific continues its efforts to develop and introduce new products.

Hart Scientific had $326,000 in marketing costs in the first quarter versus $306,000 for the same period last year. Hart continues to be aggressive in its efforts to market new products and expand distribution of existing products.

Net consolidated earnings decreased 5.5% to $258,000 in the first quarter versus $273,000 in the same period last year. Earnings before income taxes for the current quarter were almost exactly the same as the same period last year but there were slightly higher income tax costs for the current quarter. Despite the increase in revenues, net earnings remained about the same for the current quarter versus the same period last year because of lower margins caused by product mix changes and higher General and Administrative costs. Hart Scientific's net profit for the first quarter was $354,000 versus $312,000 for the same period last year.

Financial Condition and Liquidity
---------------------------------

The Company's current ratio at October 31, 1997 is 2.93 to 1 versus 2.87 to 1 at July 31, 1997. The current ratio improved to 2.93 to 1 at the end of the current first quarter versus 2.51 on October 31, 1996.

Management expects that internal operating cash flow from Hart Scientific and from certain subleases held by Lifschultz Fast Freight will be sufficient to meet the cash needs of the Company. Hart Scientific currently has approximately $575,000 remaining on its bank line of credit if these funds are required. The foregoing forward-looking statement is subject to risks and uncertainties including but not limited to competitive pressures, inflation, currency exchange fluctuations, changes in tariff and freight rates, capital market conditions, and other risks. Actual results may materially differ from anticipated results described in such statement.

                        PART II - OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          27.0 Financial Data Schedule

      (b) Exhibits

          No reports on From 8-K were filed by the Company during the quarter ended October 31, 1997.

                             SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   15 December 1997                    By:/s/ DENNIS R. HUNTER
       ----------------                       ----------------------
                                            Dennis R. Hunter
                                            President and Chief
                                            Financial Officer