Form 10QSB
period 1998-01-31
LIFSCHULTZ INDUSTRIES INC
filed 1998-03-17
CIK 822046

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

  (Mark One)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended January 31, 1998
                                                  ----------------

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

 YES   X   NO -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,111,479 shares of Common Stock outstanding as of February 25, 1998.

                        PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         January 31, 1998 and July 31, 1997

                                       ASSETS

                                                 31-Jan-98   31-Jul-97
                                                ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                     $  668,000  $  901,000
  Marketable securities                            795,000     576,000
  Trade accounts receivable, net                 2,528,000   1,838,000
  Related party receivable                          27,000      30,000
  Deferred income taxes                            186,000     238,000
  Inventories                                    2,216,000   1,888,000
  Other current assets                             314,000     142,000
                                                ----------  ----------
                     Total current assets        6,734,000   5,613,000


PROPERTY HELD FOR LEASE, NET                     2,315,000   2,566,000



PROPERTY AND EQUIPMENT, NET                        922,000     876,000



DEFERRED INCOME TAXES                              449,000     542,000
                                               -----------  ----------
                                               $10,420,000  $9,597,000
                                               ===========  ==========

    The accompanying note is an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         January 31, 1998 and July 31, 1997

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    31-Jan-98   31-Jul-97
                                                    ---------   ---------

CURRENT LIABILITIES
  Notes payable to banks                           $  350,000  $  153,000
  Trade accounts payable                              737,000     473,000
  Income taxes payable                                103,000     101,000
  Accrued liabilities                                 808,000   1,157,000
  Note payable to shareholder                          25,000      50,000
  Current maturities of long-term obligation           23,000      22,000
                                                   ----------  ----------
                 Total current liabilities         $2,046,000  $1,956,000


LONG-TERM OBLIGATION, less current maturities          98,000     101,000


COMMITMENTS AND CONTINGENCIES                            -           -


SHAREHOLDERS' EQUITY (1)
  Convertible preferred stock, par value $0.01;
    authorized 4,900,000 shares
      Series A; issued and outstanding 5,200 shares      -           -
      Series E; issued and outstanding 21,231 shares     -           -

  Common stock, par value $0.001; authorized
    80,000,000 shares; issued and outstanding,
    1,111,479 shares issued in January 31 and
    1,111,390 in July 31                               56,000      56,000
  Additional paid-in capital                       10,987,000  10,987,000

  Common stock subscriptions receivable from
     related parties                                  (15,000)    (15,000)
  Treasury stock, at cost (22,560 common shares)     (157,000)   (157,000)
  Accumulated deficit                              (2,595,000) (3,331,000)
                                                  ------------ -----------
                 Total shareholders' equity         8,276,000   7,540,000

                                                  ------------ -----------
                                                  $10,420,000  $9,597,000
                                                  ============ ===========


    The accompanying note is an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (unaudited)
                For the three months and six months ended January 31,

                       (Three months ended)         (Six months ended)
                    -------------------------   -------------------------
                        1998          1997          1998          1997
                    -----------   -----------   -----------   -----------
Net Revenues        $ 3,867,000   $ 2,930,000   $ 7,526,000   $ 5,629,000
Cost and expenses:
Cost of products
  sold                2,021,000     1,515,000     3,961,000     2,874,000
Selling, general
  and administrative  1,188,000     1,059,000     2,519,000     2,006,000
Research and
  development            99,000       109,000       176,000       192,000
Interest expense         15,000        11,000        28,000        23,000
                    -----------   -----------   -----------   -----------
                    $ 3,323,000   $ 2,694,000   $ 6,684,000   $ 5,095,000
Earnings before
  income taxes          544,000       236,000       842,000       534,000

Income tax expense       65,000        68,000       106,000        93,000
                    -----------   -----------   -----------   -----------
NET EARNINGS        $   479,000   $   168,000   $   763,000   $   441,000
                    ===========   ===========   ===========   ===========
Net earnings per
  common and common
  equivalent share         0.43          0.14          0.66          0.37
                    ===========   ===========   ===========   ===========
Weighted average
  number of shares
  outstanding         1,111,479     1,181,556     1,111,479     1,181,556


The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                       For the three months ended January 31,

                                                    1998          1997
                                                 ----------    -----------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                     $736,000      $273,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                  71,000       127,000
      Amortization of leasehold interest            250,000       119,000
      Changes in assets and liabilities:
        Accounts receivable                        (687,000)     (140,000)
        Inventories                                (328,000)      (97,000)
        Deferred Tax                                145,000          -
        Other current assets                       (171,000)       (1,000)
        Accounts payable                            263,000       220,000
        Accrued liabilities                        (349,000)   (1,073,000)
        Income taxes payable                          2,000          -
                                                 -----------   -----------


                 Total Adjustments                 (804,000)     (845,000)
                                                 -----------   -----------
                 Net cash provided by (used in
                 operating activities                68,000      (572,000)

Cash flows from investing activities
  Purchase of property and equipment               (116,000)     (171,000)
  Purchase of marketable securities                (320,000)     (367,000)
  Proceeds from maturities of marketable
      securities                                    101,000          -
                                                 -----------   -----------
                 Net cash used in investing
                 activities                        (335,000)     (538,000)

Cash flows from financing activities
  Principal payments on long-term obligations        (2,000)         -
  Principal payments on note payable to shareholder (25,000)         -
  Cash received from issuance of long-term debt        -           92,000
  Net change in line of credit                      197,000       224,000
  Cash received from issue of common stock             -            2,000
                                                 -----------   -----------

                 Net cash provided by financing
                 activities                         170,000       318,000

Net increase (decrease) in cash and cash
  equivalents                                      (233,000)     (792,000)
Cash and cash equivalents at beginning of quarter   901,000     1,424,000
                                                 -----------   -----------
Cash and cash equivalents at end of quarter      $  668,000    $  632,000
                                                 ===========   ===========


Supplemental disclosures of cash flow information
-------------------------------------------------

Cash paid during the quarter for
  Interest                                                     $  15,000
  Income Taxes                                                    38,000


    The accompanying note is an integral part of these statements.

                  Notes to Financial Statements
                         (unaudited)

Note 1
------
The number of shares issued and outstanding reflect a 50-for-one reverse stock split of Lifschultz Industries, Inc. (the "Company") common stock effective January 23, 1998. The increase in the number of shares of common stock outstanding between July 31, 1997 and January 31, 1998 is due to the effect of the rounding up of fractional shares resulting from the reverse stock split. Effective February 26, 1998, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation reducing the number of authorized shares of the Company to 1,650,000 shares of Common Stock, par value $0.001 per share, and 100,000 shares of preferred stock, par value $0.01 per share.


Note 2
------
The consolidated financial statements have been prepared by Company without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented.
The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended July 31, 1997 and the notes thereto included in the Company's Annual Report


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Results of Operations:
----------------------
     Total revenues for the six months ended January 31, 1998 increased 33.7% to $7,526,000 versus $5,629,000 for the same period last fiscal year. Total revenues for the three months ended January 31, 1998 increased 32% to $3,867,000 versus $2,930,000 for the same period last fiscal year.

     Revenues for the Company's subsidiary, Hart Scientific, Inc., for the current six month period were $7,455,000 versus $5,396,000 for the same period last year, a 38.2% increase. (Figures given for Hart Scientific include Hart Scientific's subsidiary, Calorimetry Sciences Corporation.) Hart Scientific revenues for the current three month period were $3,974,000 versus $2,802,000 for the same period last year, a 41.8% increase. Sales of high end products by Hart Scientific were up in the period.

     Hart Scientific's gross margins were 47% for the current six months, this is equal to the same period last year.

     General and administrative expenses for the current six month period were $1,825,000 versus $1,322,000 for the same period last year. In the current three month period, ended January 31, 1998, general and administrative expenses for Hart Scientific were $885,000 versus $715,000 for the same period last year.

      Marketing and sales expenses for the current three month period were $394,000 versus $358,000 for the same period last year. Marketing and sales expenses for the current six month period were $720,000 versus $664,000 for the same period last year.

     Net income for the current three months is $479,000 versus net income of $168,000 for the same period last year, a 185% increase. Net income for the current six months is $736,000 versus $441,000 for the same period last fiscal year, a 67% increase. Hart Scientific had net income of $498,000 for the current quarter versus $57,000 for the same period last year, a 774% increase. Hart had net income for the current six months of $852,000 versus net income of $370,000 for the same period last year, a 130% increase. An increase in sales of higher priced instruments was the primary contributor of the higher revenue and net income in the quarter and six month periods.

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is attempting to assess both the internal readiness of its computer systems and the compliance of the computer components of its products for handling the year 2000. At the present time, the Company expects to implement successfully the systems and changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurances, however, that there will not be a delay in, or increased estimated costs associated with, the implementation of such changes, and the Company's inability to implements such changes could have an adverse effect on future results of operations.
     The Company intends to also assess the possible effects on the

Company's operations of the year 2000 readiness of key suppliers and other service providers. The Company's reliance on suppliers and service providers, and therefore, on the proper functioning of their information systems and software, means that the failure of such companies to address year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

Financial Condition and Liquidity
---------------------------------
     The Company's current ratio at January 31, 1998 is 3.29 versus 2.87 at July 31, 1997. Total current assets increased by $1,121,000 during the current six month period while current liabilities increased by $90,000 during the same period. Cash and cash equivalents decreased by $14,000 in the current six month period to $1,463,000.

                        PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

At the Company's 1997 annual meeting, the current directors of the Company, Sidney B. Lifschultz, David K. Lifschultz, and Dennis R. Hunter, were re-elected for an additional term of one year with the following vote:

                              FOR           WITHHELD         ABSTAIN
                           ----------       --------         -------
Sidney B. Lifschultz       27,859,230        78,028          97,400

David K. Lifschultz        27,809,230       128,028          97,400

Dennis R. Hunter           27,917,630        19,628          97,400

Additionally, Grant Thornton LLP was affirmed at the meeting as the Company's independent certified public accountants for the 1998 fiscal year with the following vote: 27,866,147 for, 120,428 against, and 48,083 abstain. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION
         -----------------
     As previously reported in the last Annual Report, the Company needed to implement certain changes to comply with new requirements of the Nasdaq Stock Market in order to maintain its listing on the Nasdaq SmallCap Market. To meet the new requirements, on January 23, 1998, the Company implemented a 50-for-1 reverse stock split that moved the Company's common stock bid price above the new one dollar per share minimum price requirement. The Company's Board of Directors has also appointed two new independent directors, established an audit committee of the Board of Directors, and implemented other corporate governance changes to meet all of the new Nasdaq requirements by Nasdaq's February 23, 1998 implementation date.

     The two new independent directors are James Solomon and Joseph Fatony. The new directors will be subject to election at the Company's next annual meeting. A brief biographical description of the new directors is given below.

     James E. Solomon has served as a director of Hart since 1995. Since August 1997, Mr. Solomon has been the President and CEO of Paragraphics, a manufacturer of engraving equipment with annual sales of approximately $4 million. From January 1996 to March 1997 he was the President of the Burges Lamont Company, a distributor of consumer goods with over $30,000,000 in annual sales and 130 employees. During the past five years, Mr. Solomon owned or co-owned various businesses, and has served as an adjunct professor at the University of Utah College of Business. He has a B.S. degree in finance from the University of Utah and has been a Certified Public Accountant since 1975.

     Joseph C. Fatony currently is a managing director for AFC Realty Capital Inc., a New York real estate investment banking firm. Prior to joining AFC Realty Capital, Mr. Fatony was a principal and founder of SRF Builders Capital Corp., a New York State mortgage bank. He was responsible for the origination and funding of real estate projects throughout the northeast. SRF was a joint venture partner with a Fortune
50 company and together they initiated, funded and completed in excess of $300 million of real estate financings. During the past 25 years, he has held several executive positions in the banking industry including Vice President with The Bank of New York for over 20 years. While at The Bank of New York he was the officer in charge of the Wall Street Private
Banking Department. Prior to that he was the officer in charge of the Fifth Avenue Trust Department. He has also acted as consultant to syndicators in real estate and securities. Mr. Fatony holds an MBA from Long Island University and a BA from L.I.U. He is a member of the Accountant Forum and the Long Island Association. He is also an adjunct professor of finance and marketing at Long Island University and a Trustee and Director of American Investment Services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits
     ------------
        4.07   Certificate of Amendment to Certificate
               of Incorporation

        27.1   Financial Data Schedule

     (b) Reports on Form 8-K
     -----------------------
     No reports on From 8-K were filed by the Company during the quarter ended January 31, 1998.

                             SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   March 16, 1998                   By: DENNIS R. HUNTER
       ----------------                     ----------------------
                                            Dennis R. Hunter
                                            President and Chief
                                            Financial Officer