Form 10QSB
period 1998-04-30
LIFSCHULTZ INDUSTRIES INC
filed 1998-06-15
CIK 822046

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

  (Mark One)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended April 30, 1998
                                                  --------------

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

 YES   X   NO
     ----     -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,117,519 shares of Common Stock outstanding as of June 10, 1998.

                        PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         April 30, 1998 and July 31, 1997
                                       ASSETS
                                                 30-Apr-98   31-Jul-97
                                                ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                     $  693,000  $  901,000
  Marketable securities                            695,000     576,000
  Trade accounts receivable, net                 2,413,000   1,838,000
  Related party receivable                          26,000      30,000
  Deferred income taxes                            186,000     238,000
  Inventories                                    2,253,000   1,888,000
  Other current assets                             440,000     142,000
                                                ----------  ----------
                     Total current assets        6,706,000   5,613,000


PROPERTY HELD FOR LEASE, NET                     2,191,000   2,566,000



PROPERTY AND EQUIPMENT, NET                        955,000     876,000



DEFERRED INCOME TAXES                              529,000     542,000
                                               -----------  ----------
                                               $10,381,000  $9,597,000
                                               ===========  ==========

    The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         April 30, 1998 and July 31, 1997

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 30-Apr-98   31-Jul-97
                                                 ---------   ---------
CURRENT LIABILITIES
  Notes payable to banks                        $  300,000  $  153,000
  Trade accounts payable                           649,000     473,000
  Income taxes payable                             164,000     101,000
Accrued liabilities                                712,000   1,157,000
Note payable to shareholder                         20,000      50,000
  Current maturities of long-term obligation        24,000      22,000
                                                ----------  ----------
                 Total current liabilities      $1,869,000  $1,956,000

LONG-TERM OBLIGATION, less current maturities       89,000     101,000

COMMITMENTS AND CONTINGENCIES                            -           -


SHAREHOLDERS' EQUITY (1)
  Convertible preferred stock, par value $0.01;
    authorized 100,000 shares
      Series A; issued and outstanding 5,200 shares      -           -
      Series E; issued and outstanding 21,231 shares     -           -
  Common stock, par value $0.001; authorized
    1,650,000 shares; issued and outstanding,
    1,117,519 shares issued at April 30 and
    1,111,390 at July 31                            56,000      56,000
  Additional paid-in capital                    10,997,000  10,987,000

  Common stock subscriptions receivable from
     related parties                                     -     (15,000)
  Treasury stock, at cost (22,560 common shares)  (157,000)   (157,000)
  Accumulated deficit                           (2,473,000) (3,331,000)
                                               ------------ -----------
                 Total shareholders' equity      8,423,000   7,540,000

                                               ------------  -----------

                                                $10,381,000  $9,597,000
                                               ============ ===========

    The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (unaudited)
                For the three months and nine months ended April 30,

                       (Three months ended)         (Nine months ended)
                    -------------------------   -------------------------
                        1998          1997          1998          1997
                    -----------   -----------   -----------   -----------
Net Revenues        $ 3,852,000   $ 3,228,000   $11,377,000   $ 8,857,000
Cost and expenses:
  Cost of products
  sold                2,170,000     1,674,000     6,131,000     4,547,000
  Selling, general
  and administrative  1,441,000     1,274,000     3,992,000     3,280,000
  Research and
  development           113,000       116,000       289,000       308,000
  Interest expense        9,000        10,000        37,000        33,000
                    -----------   -----------   -----------   -----------
                    $ 3,733,000   $ 3,074,000   $10,449,000   $ 8,168,000
                    -----------   -----------   -----------   -----------
  Earnings before
    income taxes and
    extra ordinary item 119,000       154,000       982,000       689,000

  Income tax expense    ( 2,000)      ( 8,000)      104,000        86,000

  Earnings before
    extraordinary item  121,000       162,000       824,000       603,000

  Extraordinary Item          -             -        33,000             -
    Forgiveness of Debt,
      net of tax effect
                     ----------   -----------   -----------   -----------
  NET EARNINGS      $   121,000   $   162,000   $   857,000   $   603,000
                    ===========   ===========   ===========   ===========
Net earnings per
  common and common
  equivalent share         0.11          0.15          0.77          0.53
                    ===========   ===========   ===========   ===========
Weighted average
  number of shares
  outstanding         1,117,519     1,181,556     1,117,519     1,181,556


The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                       For the nine months ended April 30,

                                                    1998         1997
                                                 ----------   ----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                     $857,000     $603,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                 162,000      263,000
      Amortization of leasehold interest            374,000      364,000
      Changes in assets and liabilities:
        Accounts receivable                        (571,000)     (18,000)
        Inventories                                (365,000)    (665,000)
        Deferred Tax                                 65,000          -
        Other current assets                       (298,000)      (8,000)
        Accounts payable                            176,000      326,000
        Accrued liabilities                        (445,000)  (1,206,000)
        Income taxes payable                         63,000          -
                                                 -----------  -----------
                 Total Adjustments                 (839,000)    (936,000)
                                                 -----------  -----------
                 Net cash provided by
                 operating activities                18,000     (333,000)

Cash flows from investing activities
  Purchase of property and equipment               (239,000)    (504,000)
  Purchase of marketable securities                (481,000)         -
  Proceeds from maturities of marketable
      securities                                    362,000          -
                                                 -----------  -----------
                 Net cash used in investing
                 activities                        (358,000)    (504,000)

Cash flows from financing activities
  Principal payments on long-term obligations       (10,000)    (220,000)
  Principal payments on note payable to shareholder (30,000)           -
  Cash received from issuance of long-term debt           -      130,000
  Net change in line of credit                      147,000      118,000
  Net change in stock subscriptions                  15,000            -
  Cash received from issuance of common stock        10,000        4,000
                                                -----------  -----------
                 Net cash provided by financing
                 activities                         132,000       32,000

Net decrease in cash and cash
  equivalents                                      (208,000)    (805,000)
Cash and cash equivalents at beginning of quarter   901,000    2,025,000
                                                 -----------  -----------
Cash and cash equivalents at end of quarter      $  693,000   $1,220,000
                                                 ===========  ===========


Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the quarter for
  Interest                                                     $  10,000
  Income Taxes                                                       -


    The accompanying notes are an integral part of these statements.

                  Notes to Financial Statements
                         (unaudited)

Note 1
------
Effective February 26, 1998, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation reducing the number of authorized shares of the Company to 1,650,000 shares of Common Stock, par value $0.001 per share, and 100,000 shares of preferred stock, par value $0.01 per share.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Results of Operations:
----------------------
     Total revenues for the nine months ended April 30, 1998 were $11,377,000 versus $8,857,000 for the same period last year, a 28% increase. Total revenues for the three months ended April 30, 1998 were $3,852,000 versus $3,228,000 for the same period last year, a 19% increase.

     Revenues for the Company's subsidiary, Hart Scientific, Inc., for the current nine month period were $11,298,000 versus $8,503,000 for the same period last year, a 33% increase. (Figures given for Hart
Scientific include Hart Scientific's subsidiary, Calorimetry Sciences

Corporation). Hart Scientific revenues for the current three month period were $3,843,000 versus $3,106,000 for the same period last year, a 24% increase.

     General and administrative expenses for the current nine month period were $2,867,000 versus $2,299,000 for the same period last year. The expenses for the current period included depreciation by the Company's subsidiary, Lifschultz Fast Freight, of its New York leasehold $374,000 in the current nine month period).

      Marketing and sales expenses for the current three month period were $455,000 and $1,113,000 for the current nine month period. For the current nine months ended April 30, 1998, marketing and sales expenses were 10% of Hart revenues, versus 12% of the same period last year.

     Consolidated net income before extraordinary items for the nine months ended April 30, 1998 was $824,000 versus $603,000 for the same period last year, a 37% increase. Net income for the current nine month period at Hart Scientific was $1,115,000 versus $584,000 for the same period last fiscal year, a 91% increase.

     Consolidated net income for the current three month period was $121,000 compared to $162,000 during the same three month period last year, a 25% decrease. Net income for the current three month period at Hart Scientific was $263,000 versus $215,000 for the same period last fiscal year, a 22% increase.

     Administrative costs at Lifschultz Fast Freight and Lifschultz Industries reduced operating profits during the current quarter.

Financial Condition and Liquidity
---------------------------------

     The company's current ratio at April 30, 1998 is 3.59 versus 2.87 at July 31, 1997. The current ratio has improved from .49 on July 31, 1993 to 3.59 on April 30, 1998.

     The Company will need capital to support the growth of Hart
Scientific. Management expects that internal operating cash flow from Hart Scientific and from certain subleases held by Lifschultz Fast Freight will be sufficient to meet the cash needs of the Company. Hart Scientific has approximately $475,000 in unused lines of credit available.

                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits
     ------------
        4.08   Certificate of Amendment to Certificate
               of Incorporation

        4.09   Certificate of Elimination for Certificates of Designation

        4.10   Certificate of Decrease for Certificates of Designation

        27.1   Financial Data Schedule

     (b) Reports on Form 8-K
     -----------------------
     No reports on From 8-K were filed by the Company during the quarter ended April 30, 1998.

                             SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   June 12, 1998                    By: DENNIS R. HUNTER
       ----------------                     ----------------------
                                            Dennis R. Hunter
                                            President and Chief
                                            Financial Officer