Form 10KSB
period 1998-07-31
LIFSCHULTZ INDUSTRIES INC
filed 1998-10-30
CIK 822046

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              FORM 10-KSB


(Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended             July 31, 1998
                                -----------------------------------


     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------- to --------------

     Commission file number         33-17286


                     LIFSCHULTZ INDUSTRIES, INC.
       ------------------------------------------------------
           (Name of small business issuer in its charter)


            DELAWARE                                 87-0448118
  -------------------------------                ------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

              641 WEST 59TH STREET, NEW YORK, NY  10019
          --------------------------------------------------
          (Address of principal executive offices)(Zip Code)


Issuer's telephone number: (212) 397-7788



Securities registered under Section 12(b) of the Act:

                                   Name of each exchange
Title of each class                 on which registered

NONE

Securities registered under Section 12(g) of the Act:

            COMMON STOCK, PAR VALUE $.001 PER SHARE

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

     The issuer's revenues for its most recent fiscal year were $15,651,000.

     The aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates, based upon the closing price of the Common Stock on October 7, 1998 as reported on The Nasdaq SmallCap Market, was approximately $2,838,500 (Assumes: (i) full con-version of all Preferred Stock into Common Stock and (ii) affiliates include only officers, directors and shareholders known to the issuer to beneficially own 10% or more of the Company's Common Stock.)

     The number of shares of the issuer's common equity outstanding as of October 7, 1998 was: 1,117,519 shares of Common Stock, 5,200 shares of Series A Convertible Preferred Stock (convertible into
1,040 shares of common stock), and 21,231 shares of Series E Conver-tible Preferred Stock (convertible into 4,247 shares of common stock).

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Annual Report to Shareholders for fiscal year ended July 31, 1998, are incorporated into Parts I and II of this Form 10-KSB. Portions of the registrant's Proxy State-ment provided to shareholders in conjunction with its 1998 Annual Meeting of Shareholders to be held December 14, 1998, are incor-porated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

      YES              NO     X
           ------          -------

                                PART I

TO THE EXTENT IDENTIFIED BELOW, THE INFORMATION CALLED FOR IN PART I IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1998 ANNUAL
REPORT TO SHAREHOLDERS.

Item 1. Description of Business; see 1998 Annual Report section entitled "Description of Business" and the following section entitled "CAUTIONARY FACTORS THAT MAY AFFECT
            FUTURE RESULTS".


     CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS (Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

     The disclosure and analysis set forth herein and in the 1998 Annual Report to Shareholders of Lifschultz Industries, Inc. (the "Company") contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products, product approvals, revenues, and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "plans", "expects", "will", and other words and phrases of similar meaning. In all cases, a broad variety of risks and uncertainties, both known and unknown, as well as inaccurate assumptions, can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying factors that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertain-ties and inaccurate assumptions.

     Competitive Environment

     The temperature calibration instrument industry is highly competitive and subject to significant technological change. Participation in the industry requires ongoing investment to keep pace with technological developments and quality. The industry consists of numerous companies, ranging from start-up to well-established companies. The competitors and potential competitors of the Company may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by the Company or that would render its technology and products obsolete or noncompetitive.

     Uncertain Market Acceptance of Products.

     There can be no assurance that the new products created by the Company will gain any significant market acceptance and market share among its current or potential customers. Market acceptance depends on a variety of factors, including educating customers on the bene-fits of new products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products and supply the product to the market are expected to be important factors in market acceptance and market share. The Company may be unable to continue effective sales and marketing. The failure by the Company to gain market acceptance of its products could have a material adverse effect on the Company.

     Product Obsolescence

     Technological innovation characterizes the marketplace for temperature calibration equipment. As a result, the Company is subject to the risk of product obsolescence, whether from prolonged development or the development of improved products or processes by competitors. Any development adversely affecting the market for a product manufactured by the Company could have a material adverse effect on the Company.

     Product Development

     The success of the Company will depend to a significant extent upon its ability to enhance and expand on its current offering of proprietary products and to develop and introduce additional innovative products that gain market acceptance. While the Company maintains research and development programs, there is no assurance that the Company will be successful in selecting, developing, manufacturing, and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its efforts to develop or introduce new products or product enhancements. Some of the products currently under consideration by the Company will require significant additional development and related investment prior to their commercialization. There can be no assurance that such products will be successfully developed, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The failure of the Company to develop or introduce new products or product enhancements that achieve market acceptance on a timely basis could have a material adverse effect on the Company.

     Design and Manufacturing Process Risks

     While the Company has substantial experience in designing and manufacturing products, the Company may still experience technical difficulties and delays with the design and manufacturing of its products. Such difficulties could cause significant delays in the Company's production of products and have a material adverse effect on the Company's revenues. Potential difficulties in the design and manufacturing process that could be experienced by the Company include difficulty in meeting required specifications and difficulty in achieving necessary manufacturing efficiencies.

     Expansion of Marketing; Limited Distribution

     The Company currently has a limited domestic direct sales force, complemented by a number of independent distributors. The Company anticipates that it will need to increase its marketing and sales capability to more fully cover its target niche markets, particularly as proprietary products become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting and retaining qualified sales personnel or distributors as needed. There can be no assurance that the Company will be successful in marketing or selling the Company's services and products.

     Dependence Upon Management

     The Company is substantially dependent upon its key managerial, technical, and engineering personnel, particularly. The Company must also attract and retain highly qualified engineering, technical, and managerial personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that the Company can attract and retain such personnel. The loss of its key personnel could have a material adverse effect on the Company's business, results of operations, and financial condition.

     Suppliers and Shortages of Component Parts

     The Company relies on third-party suppliers for each of the component parts used in manufacturing its customers' devices.
Although component parts are generally available from multiple suppliers, certain component parts may require long lead times, and the Company may have to delay the manufacture of products from time to time due to the unavailability of certain component parts. In addition, even if component parts are available from an alternative supplier, the Company could experience additional delays in obtaining component parts if the supplier has not met the Company's vendor qualifications. Component shortages for a particular device may adversely affect the Company's ability to satisfy customer orders for that device.

     Future Capital Requirements

     The Company believes that its existing capital resources and amounts available under the Company's existing bank line of credit, will satisfy the Company's anticipated capital needs for the next year. Thereafter, the Company may be required to raise additional capital or increase its borrowing capacity, or both. There can be no assurance that alternative sources of equity or debt will be available in the future or, if available, will be on terms acceptance to the Company. Any additional equity financing would result in additional dilution to the Company's shareholders. If adequate funds are not available, the Company's business, results of operations, and financial condition could be materially adversely affected.

     Reliance on Efficiency of Distribution and Third Parties

     The Company believes its financial performance is dependent in part on its ability to provide prompt delivery of products to its customers. Accordingly, delays in distribution in its day-to-day operations or material increases in its costs of procuring and delivering products could have an adverse effect on the Company's results of operations. Any failure of either its computer operating system or its telephone system could adversely affect its ability to receive and process customer orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., the United States Post Office or other common carriers used by the Company to receive necessary components or other materials or to ship its products also could impair the Company's ability to deliver products on a timely and cost-effective basis.

     Volatility of Revenues and Product Mix

     The Company's annual and quarterly operating results are affected by a number of factors, including the volume and timing of customer orders. Technical difficulties and delays in the design and manu-facturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in the Company's gross margin.

     Limited Market for Common Stock

     Historically, the market for the Company's Common Stock has been limited due to the relatively low trading volume and the small number of brokerage firms acting as market makers. No assurance can be given, however, that the market for the Common Stock will continue or increase, or that the prices in such market will be maintained at their present levels.

     Possible Volatility of Stock Price

     Announcements of technological innovations for new products by the Company or its competitors, developments concerning the Company's proprietary rights, or the public concern as to safety of its devices may have a material adverse impact on the Company's business and on the market price of its Common Stock. The market price of the Company's Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by the Company and its competitors, quarterly fluctuations in the Company's operating results, and general economic conditions and conditions in the medical technology industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many companies and are often unrelated to the operating performance of such companies.

     Foreign Exchange, Currency, and Political Risk

     The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, and natural disasters. The Company's foreign sales, particularly into Far Eastern markets, could be adversely affected by an appreciation of the U.S. dollar relative to other currencies, which in turn could have an adverse material effect on the Company's consolidated financial position, results of operations, and the amount and timing of cash flows.

     Year 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the internal systems and changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Additionally, there can be no assurance that the vendors, suppliers, or customers upon which the Company relies will be not experience difficulties with their systems or systems upon which they rely, which in turn could have an adverse effect on the Company.

Item 2. Description of Property; see 1998 Annual Report sections entitled "Hart Scientific, Inc. - Manufacturing and Opera-tions", Lifschultz Fast Freight, Inc.", and "Office Space".

Item 3.     Legal Proceedings

     Neither the Company nor any of its subsidiaries is a party to (or has property which is the subject of) any material pending legal proceeding except for the following:

	LFF is the plaintiff/appellant in a legal action before the Supreme Court of South Carolina styled Lifschultz Fast Freight, Inc.
v. Haynsworth, Marion, McKay & Gueard, William P. Simpson, Jr., William M. Grant, Jr., Julius McKay and John B. McLeod, Case No. 93-CP-40-4260. The case is an appeal from summary judgment entered against LFF on its claims for professional malpractice, breach of fiduciary duty, breach of contract and promissory estoppel against the law firm of Haynsworth, Marion, McKay & Gueard, as well as certain individual attorneys of such firm. The court has agreed to render a decision in the case. The facts of the case relate primarily to the withdrawal by the Haynsworth firm of its representation of LFF in an antitrust action in which LFF was the plaintiff. LFF maintains that the Haynsworth firm had agreed to represent LFF on a contingency fee basis, but later withdrew as LFF's legal counsel over the objection of LFF and to LFF's detriment. Fast Freight's original complaint was filed on November 5, 1993 and asked for $3,000,000 in damages. The ultimate outcome of the case on appeal is uncertain and cannot reasonably be predicted by the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.

                                PART II

TO THE EXTENT IDENTIFIED BELOW, THE INFORMATION CALLED FOR IN PART II IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1998 ANNUAL REPORT TO SHAREHOLDERS.

Item 5. Market for Common Equity and Related Stockholder Matters; see 1998 Annual Report section entitled "Market for Company's Common Stock and Related Stockholder Matters".

Item 6. Management's Discussion and Analysis or Plan of Operation; see 1998 Annual Report section entitled "Management's
           Discussion and Analysis of Financial Condition and Results of Operations".

Item 7.    Financial Statements; see attachment to 1998 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


                               PART III

TO THE EXTENT IDENTIFIED BELOW, CERTAIN INFORMATION CALLED FOR IN
PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE REGISTRANT'S 1998 ANNUAL MEETING OF SHARE-HOLDERS TO BE HELD DECEMBER 14, 1998.

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

Item 12. Certain Relationships and Related Transactions; see Proxy Statement section entitled "Certain Relationships and Related Transactions".

Item 13.   Exhibits and Reports on Form 8-K.

     (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                        Location if other
  No.    Title of Document                    than attached hereto
-------  ------------------                   --------------------
3.01*    Certificate of Incorporation
         (as amended to date)
3.02*    Bylaws                                    1991 Form 10-K,
                                                   page 74
4.01*    Certificate of Designations, Series A     1991 Form 10-K,
         Convertible Preferred Stock (as amended)  page 94
4.02*    Certificate of Designations, Series E     1994 Form 10-KSB,
         Convertible Preferred Stock               Exhibit 4.05
10.01#   Employment Agreement for Dennis Hunter
10.02*#  Employment Agreement for James Triplett   1997 Form 10-KSB,
                                                   Exhibit 10.2

10.03*#  Employment Agreement for Randy Owen       1997 Form 10-KSB,
                                                   Exhibit 10.3
10.04*#  Employment Agreement for Michael Hirst    1997 Form 10-KSB,
                                                   Exhibit 10.4
10.05*   Stock Purchase Agreement (with Lease      1991 Form 10-K,
         Amendment attached as Exhibit A)          page 143
         (Lifschultz/Penn Yards)
10.06*   Shareholder Voting Agreement              1991 Form 10-K,
         (Lifschultz/Penn Yards)                   page 190
10.07*#  Employee Stock Option Agreement;          1995 Form 10-KSB,
         Standard Form                             Exhibit 10.07
10.08*#  1989 Stock Option Agreement for           1995 Form 10-KSB,
         Dennis Hunter                             Exhibit 10.08

10.09*   Lease of Premises for Calorimetry         1995 Form 10-KSB,
         Sciences Corporation                      Exhibit 10.09
10.10*   Lease of Premises for Hart Scientific,    1995 Form 10-KSB,
         Inc.                                      Exhibit 10.11
10.11*   Amendment to Lease of Premises for Hart   1996 Form 10-KSB,
         Scientific, Inc.                          Exhibit 10.11
10.12*#  Hart Scientific, Inc. Executive Bonus     1995 Form 10-KSB,
         Plan                                      Exhibit 10.12
10.13*#  Hart Scientific, Inc. 401(k) Plan         1995 Form 10-KSB
                                                   Exhibit 10.13
13.01+   1998 Annual Report to Shareholders
21.01    List of Subsidiaries of the Registrant
23.01    Consent of Independent Public Accountants
27.01    Financial Data Schedule

------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-B,
Item 10(f)(2). These documents are located under File No. 33-17286 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

# Identifies management or compensatory plans, contracts, or arrangements.

+  Certain portions of the Company's 1998 Annual Report to
Shareholders, set forth in Exhibit 13.01, are incorporated by reference into Items 1, 2, 5, 6, and 7 of this Form 10-KSB and, except as so incorporated, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-KSB.

     (b)     Reports on Form 8-K during last quarter of fiscal year
1998.

       None.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     LIFSCHULTZ INDUSTRIES, INC.

Date October 23, 1998                DAVID K. LIFSCHULTZ
                                     -------------------------
                                     David K. Lifschultz
                                     Chief Executive Officer

                      POWER OF ATTORNEY
                      -----------------
     Know all men by these presents, that each person whose signature appears below constitutes and appoints each of David K. Lifschultz and Dennis R. Hunter, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirm-ing all that each said attorney in fact or his substitute(s) may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                  DATE
     ---------                      -----                  ----

DAVID K. LIFSCHULTZ          Chairman and Chief       October 23, 1998
--------------------------   Executive Officer
David K. Lifschultz


DENNIS R. HUNTER             Director, President      October 27, 1998
--------------------------   and Chief Financial
Dennis R. Hunter             Officer


SIDNEY B. LIFSCHULTZ         Director                 October 27, 1998
--------------------------
Sidney B. Lifschultz


                             Director                 October __, 1998
--------------------------
James E. Solomon


JOSEPH C. FATONY             Director                 October 23, 1998
--------------------------
Joseph C. Fatony


TIMOTHY O. PONT              Controller               October 27, 1998
--------------------------
Timothy O. Pont