Form 10QSB
period 1998-10-31
LIFSCHULTZ INDUSTRIES INC
filed 1998-12-14
CIK 822046

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

  (Mark One)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 31, 1998
                                                  ----------------

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


   Commission file number 33-17286
                          --------

                        LIFSCHULTZ INDUSTRIES, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            DELAWARE                                 No. 87-0448118
     ----------------------------------------------------------------
     (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

                  641 West 59th Street, New York, NY 10019
                  ----------------------------------------
                  (Address of principal executive offices)

                             (212) 397-7788
                      ---------------------------
                      (Issuer's telephone number)

                             Not Applicable
         -------------------------------------------------------
         (Former name, former address and former fiscal year, if
                        changed since last report.)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES   X   NO
     ----     -----


The number of shares of the issuer's common stock outstanding as of December 11, 1998 is 1,117,519 shares.

                        PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         October 31, 1998 and July 31, 1998

                                       ASSETS
                                                 31-Oct-98   31-Jul-98
                                               ----------- -----------
CURRENT ASSETS
  Cash and cash equivalents                    $   918,000 $   989,000
  Marketable securities                          1,017,000     805,000
  Trade accounts receivable, net                 2,118,000   2,468,000
  Related party receivable                          68,000      79,000
  Deferred income taxes                            234,000     234,000
  Inventories                                    2,642,000   2,386,000
  Other current assets                             313,000     136,000
                                               ----------- -----------
                     Total current assets        7,310,000   7,097,000


PROPERTY HELD FOR LEASE, NET                     1,937,000   2,066,000



PROPERTY AND EQUIPMENT, NET                      1,153,000     972,000



LAND                                               100,000     100,000



DEFERRED INCOME TAXES                              550,000     550,000
                                               ----------- -----------
                                               $11,050,000 $10,785,000
                                               =========== ===========

    The accompanying notes are an integral part of these statements.

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                              31-Oct-98    31-Jul-98
                                              ---------   ----------

CURRENT LIABILITIES
  Notes payable to banks                    $   250,000  $   154,000
  Trade accounts payable                        802,000      519,000
  Income taxes payable                           93,000       34,000
  Accrued liabilities                           862,000    1,318,000
  Note payable to shareholder                     3,000        3,000
  Current maturities of capital lease
    obligations                                  31,000       32,000
  Current maturities of long-term obligation      2,000        2,000
                                            ------------ ------------
                 Total current liabilities  $ 2,043,000  $ 2,062,000


LONG-TERM OBLIGATION, less current maturities     7,000        7,000


CAPITAL LEASE OBLIGATIONS, less current
  maturities                                    107,000      110,000


COMMITMENTS AND CONTINGENCIES                         -            -


SHAREHOLDERS' EQUITY
  Convertible preferred stock, par value $0.01;
    authorized 100,000 shares
      Series A; issued and outstanding 5,200
        shares at October 31 and July 31, 1998        -            -
      Series E; issued and outstanding 21,231
        shares at October 31 and July 31, 1998        -            -
  Common stock, par value $0.001; authorized
    1,650,000 shares; issued and outstanding,
    1,117,519 shares issued at October 31 and
    July 31                                       1,000        1,000
  Additional paid-in capital                 11,060,000   11,060,000

  Treasury stock, at cost (22,560 common
    shares)                                    (157,000)    (157,000)
  Accumulated deficit                        (2,011,000)  (2,298,000)
                                            ------------ ------------

                 Total shareholders' equity   8,893,000    8,606,000
                                            ------------ ------------
                                            $11,050,000  $10,785,000
                                            ============ ============

                   Lifschultz Industries, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (unaudited)
                      For the three months ended October 31,

                                            1998          1997
                                        -----------   -----------
Net Revenues                            $ 3,626,000   $ 3,659,000
Cost and expenses:
  Cost of products sold                   1,716,000     1,787,000
  Selling, general and administrative     1,172,000     1,330,000
  Research and development                  412,000       230,000
  Interest expense                            7,000        13,000
                                        -----------   -----------
                                        $ 3,307,000   $ 3,360,000
                                        -----------   -----------
  Earnings before income taxes              319,000       299,000

  Income tax expense                         32,000        41,000
                                        -----------   -----------
  NET EARNINGS                          $   287,000   $   258,000
                                        ===========   ===========
Net earnings per common - basic                0.26          0.22
                                        ===========   ===========
Net earnings per common share -
  assuming dilution                            0.24          0.20
                                        ===========   ===========


The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                      For the three months ended October 31,

                                                 1998         1997
                                              ----------   ----------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                $  287,000   $  258,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization               42,000       32,000
      Amortization of leasehold interest         129,000      124,000
      Changes in assets and liabilities:
        Accounts receivable                      350,000      (19,000)
        Related party receivable                  11,000            -
        Inventories                             (256,000)    (134,000)
        Deferred Tax                                   -            -
        Other current assets                    (177,000)     (38,000)
        Accounts payable                         283,000      403,000
        Accrued liabilities                     (456,000)    (347,000)
        Income taxes payable                      59,000       32,000
                                              -----------  -----------

                 Total Adjustments               (15,000)      53,000
                                              -----------  -----------
                 Net cash provided (used) by
                 operating activities            272,000      311,000

Cash flows from investing activities
  Purchase of property and equipment            (223,000)     (39,000)
  Purchase of marketable securities             (375,000)    (169,000)
  Proceeds from maturities of marketable
      securities                                 163,000      164,000
                                              -----------  -----------
                 Net cash used in
                 investing activities           (435,000)     (44,000)

Cash flows from financing activities
  Principal payments on long-term obligations     (1,000)      (1,000)
  Principal payments on capital lease
    obligations                                   (3,000)           -
  Principal payments on note payable
    to shareholder                                     -      (10,000)
  Cash received from issuance of long-term debt        -            -
  Net change in line of credit                    96,000       47,000
  Cash received from issuance of common stock          -            -
                                             -----------  -----------
                 Net cash provided by
                 financing activities             92,000       36,000


Net decrease in cash and cash
  equivalents                                    (71,000)     303,000
Cash and cash equivalents at beginning
  of quarter                                     989,000      901,000
                                              -----------  -----------
Cash and cash equivalents at end of quarter   $  918,000   $1,204,000
                                              ===========  ===========


Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the quarter for
  Interest                                     $   7,000     $   7,000
  Income Taxes                                 $   3,000     $   8,000


    The accompanying notes are an integral part of these statements.

                  Notes to Financial Statements
                         (unaudited)

Note 1
------
The consolidated financial statements have been prepared by Company without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended July 31, 1998 and the notes thereto included in the Company's Form 10-KSB.

Note 2
------
Certain reclassifications have been made to the October 31, 1997 three month period financial statements to conform with the October 31, 1998 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------

General
-------
     The Company designs, manufactures, and markets scientific and industrial instrumentation and instrument calibration equipment. Historically, the Company's growth has come from an expanding base of new customers and from increasing sales to existing customers. The Company's current and future growth is largely dependent upon its ability to continue increasing instrument sales to new and existing customers and its ability to successfully introduce and market new or enhanced products. The Company anticipates that over the next 12 months, its primary business strategy and emphasis will be on expanding domestic and international instrument sales.

Results of Operations:
----------------------
Total revenues for Lifschultz Industries' and its subsidiaries in its first quarter, ended October 31, 1998, decreased 0.9% to $3,626,000 versus $3,659,000 for the same period last year. Revenues for Lifschultz Industries' subsidiary, Hart Scientific (including Hart Scientific's subsidiary, Calorimetry Sciences), were $3,495,000 for the first quarter versus $3,482,000 for the same period last year.

Hart Scientific's gross margins were 51% for the current period versus 44% for the same period last year. Management believes that differ-ences in product mix is the main reason for the higher margins in 1998.

General and Administrative costs for the first quarter were $626,000 for Hart Scientific versus $737,000 for the same period last year and $178,000 for Lifschultz Industries' subsidiary Lifschultz Fast Freight versus $164,000 for the same period last year.

Research and Development costs increased to $412,000 in the first quarter versus $230,000 for the same period last fiscal year (see Note 1 to Financial Statements). Hart Scientific has increased its efforts to develop and introduce new products.

Hart Scientific had $335,000 in marketing costs in the first quarter versus $326,000 for the same period last year. Hart plans to continue aggressive efforts to market new products and expand distribution of existing products.

Net consolidated earnings increased 11.2% to $287,000 in the first quarter versus $258,000 in the same period last year. Higher margins from product mix accounted for the increased earnings on almost equal revenue versus the prior year's period. Hart Scientific's net profit for the first quarter was $366,000 versus $354,000 for the same period last year.

Financial Condition and Liquidity
---------------------------------
The Company's current ratio at October 31, 1998 is 3.57 to 1 versus
3.44 to 1 at July 31, 1998. The current ratio improved to 3.57 to 1 at the end of the current first quarter versus 2.93 on October 31, 1997.

Management expects that internal operating cash flow from Hart
Scientific and from certain subleases held by Lifschultz Fast Freight will be sufficient to meet the cash needs of the Company during the 1998 fiscal year. Hart Scientific currently has approximately
$500,000 remaining on its bank line of credit if these funds are required.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

When used in this report, the words "believe," "plan" "expects" and similar expressions are intended to identify forward-looking state-ments within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contem-plated herein, or otherwise cause the Company's results of opera-tions to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) prolonged labor disruption; (v) deterioration in general of international economic conditions; (vi) loss of customers. Many such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended
July 31, 1998, for additional cautionary statements.

                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits
     ------------
        27.1   Financial Data Schedule

     (b) Reports on Form 8-K
     -----------------------
     No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998.

                             SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   December 11, 1998                   By: DENNIS R. HUNTER
       ------------------                   ----------------------
                                            Dennis R. Hunter
                                            President and Chief
                                            Financial Officer