Form 10QSB
period 1999-01-31
LIFSCHULTZ INDUSTRIES INC
filed 1999-03-17
CIK 822046

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

  (Mark One)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended January 31, 1999
                                                  ----------------

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


   Commission file number 001-10287
                          ---------

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

The number of shares of the issuer's common stock outstanding as of March 15, 1999 is 1,117,519 shares.

                        PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         January 31, 1999 and July 31, 1998

                                       ASSETS
                                                 31-Jan-99   31-Jul-98
                                               ----------- -----------
CURRENT ASSETS
  Cash and cash equivalents                    $   962,000 $   989,000
  Marketable securities                            826,000     805,000
  Trade accounts receivable, net                 2,342,000   2,468,000
  Related party receivable                          62,000      79,000
  Deferred income taxes                            234,000     234,000
  Inventories                                    2,710,000   2,386,000
  Other current assets                             296,000     136,000
                                               ----------- -----------
                     Total current assets        7,432,000   7,097,000


PROPERTY HELD FOR LEASE, NET                     1,811,000   2,066,000



PROPERTY AND EQUIPMENT, NET                      1,244,000     972,000



LAND                                               100,000     100,000



DEFERRED INCOME TAXES                              550,000     550,000
                                               ----------- -----------
                                               $11,137,000 $10,785,000
                                               =========== ===========

    The accompanying notes are an integral part of these statements.

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                              31-Jan-99    31-Jul-98
                                              ---------   ----------
CURRENT LIABILITIES
  Notes payable to banks                    $   350,000  $   154,000
  Trade accounts payable                        613,000      519,000
  Income taxes payable                           61,000       34,000
  Accrued liabilities                           750,000    1,318,000
  Note payable to shareholder                     3,000        3,000
  Current maturities of capital lease
    obligations                                  25,000       32,000
  Current maturities of long-term obligation      2,000        2,000
                                            ------------ ------------
                 Total current liabilities    1,804,000    2,062,000

LONG-TERM OBLIGATION, less current maturities     6,000        7,000

CAPITAL LEASE OBLIGATIONS, less current
  maturities                                     99,000      110,000

COMMITMENTS AND CONTINGENCIES                         -            -

SHAREHOLDERS' EQUITY
  Convertible preferred stock, par value $0.01;
    authorized 100,000 shares
      Series A; issued and outstanding 5,200
        shares at January 31, 1999
        and July 31, 1998                             -            -
      Series E; issued and outstanding 21,231
        shares at January 31, 1999
        and July 31, 1998                             -            -
  Common stock, par value $0.001; authorized
    1,650,000 shares; issued and outstanding,
    1,117,519 shares issued at January 31, 1999
    and July 31, 1998                             1,000        1,000
  Additional paid-in capital                 11,060,000   11,060,000

  Treasury stock, at cost (22,560 common
    shares)                                    (157,000)    (157,000)
  Accumulated deficit                        (1,676,000)  (2,298,000)
                                            ------------ ------------

                 Total shareholders' equity   9,228,000    8,606,000
                                            ------------ ------------
                                            $11,137,000  $10,785,000
                                            ============ ============

                   Lifschultz Industries, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (unaudited)
                For the three months and six months ended January 31,

                       (Three months ended)         (Six months ended)
                    -------------------------   -------------------------
                        1999          1998          1999          1998
                    -----------   -----------   -----------   -----------
Net Revenues        $ 3,920,000   $ 3,867,000   $ 7,418,000   $ 7,526,000
Cost and expenses:
Cost of products
  sold                1,905,000     1,912,000     3,620,000     3,676,000
Selling, general
  and administrative  1,328,000     1,188,000     2,372,000     2,519,000
Research and
  development           312,000       208,000       725,000       461,000
Interest expense         10,000        15,000        17,000        28,000
                    -----------   -----------   -----------   -----------
                    $ 3,555,000   $ 3,323,000   $ 6,734,000   $ 6,684,000
Earnings before
  income taxes          365,000       544,000       684,000       842,000

Income tax expense       30,000        65,000        62,000       106,000
                    -----------   -----------   -----------   -----------
NET EARNINGS        $   335,000   $   479,000   $   622,000   $   763,000
                    ===========   ===========   ===========   ==========
Net earnings per
  common share -
  basic                    0.25          0.45          0.51         0.69
                    ===========   ===========   ===========   ===========
Net earnings per
  share - assuming
  dilution                 0.21          0.43          0.45          0.66
                    ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                      For the six months ended January 31,

                                                 1999         1998
                                              ----------   ----------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                $  622,000    $  736,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization              107,000        71,000
      Amortization of leasehold interest         255,000       250,000
      Changes in assets and liabilities:
        Accounts receivable                      126,000      (687,000)
        Related party receivable                  17,000
        Inventories                             (324,000)     (328,000)
        Deferred Tax                                   -       145,000
        Other current assets                    (160,000)     (171,000)
        Accounts payable                          94,000       263,000
        Accrued liabilities                     (568,000)     (349,000)
        Income taxes payable                      27,000         2,000
                                              -----------  -----------

                 Total Adjustments              (426,000)     (804,000)
                                              -----------  -----------
                 Net cash provided (used) by
                 operating activities            196,000       (68,000)

Cash flows from investing activities
  Purchase of property and equipment            (379,000)     (116,000)
  Purchase of marketable securities             (375,000)     (320,000)
  Proceeds from maturities of marketable
      securities                                 354,000       101,000
                                              -----------  -----------
                 Net cash used in
                 investing activities           (400,000)     (335,000)

Cash flows from financing activities
  Principal payments on long-term obligations     (1,000)       (2,000)
  Principal payments on capital lease
    obligations                                  (18,000)            -
  Principal payments on note payable
    to shareholder                                     -       (25,000)
  Cash received from issuance of long-term debt        -             -
  Net change in line of credit                   196,000       197,000
  Cash received from issuance of common stock          -             -
                                              -----------  -----------
                 Net cash provided by
                 financing activities            177,000       170,000

Net decrease in cash and cash
  equivalents                                    (27,000)     (233,000)
Cash and cash equivalents at beginning
  of quarter                                     989,000       901,000
                                              -----------  -----------
Cash and cash equivalents at end of quarter   $  962,000    $  668,000
                                              ===========  ===========


Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the quarter for
  Interest                                    $   10,000    $   15,000
  Income Taxes                                $   27,000    $   38,000


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

Note 2
------
Certain items from fiscal year 1998 were reclassified to be consistent with the 1999 statement of earnings presentation with no effect on net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------

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

Results of Operations:
----------------------
Total revenues for Lifschultz Industries and its subsidiaries for the current six month period (ended January 31, 1999) decreased 1.4% to $7,418,000 versus $7,526,000 for the same period last fiscal year. Total revenues for the current three month period (ended January 31, 1999) increased 1.4% to $3,920,000 versus $3,867,000 for the same period last fiscal year.

Total revenues for Lifschultz Industries' subsidiary, Hart Scientific (including Hart Scientific's subsidiary, Calorimetry Sciences), during the current six month period were $7,413,000 versus $7,455,000 for the same period last fiscal year, a 0.6% decrease. Hart Scientific revenues for the current three month period were $3,918,000 versus $3,974,000 for the same period last fiscal year, a 1.4% decrease.

Hart Scientific's gross margins were 51% for the current six month period versus 47% for the same period last year. Management believes that differences in product mix is the main reason for the higher margins during that period.

Hart Scientific's general and administrative costs for the current six month period were $1,718,000 versus $1,825,000 for the same period last year. General and administrative costs during the current three month period for Hart Scientific were $889,000 versus $885,000 for the same period last year.

Research and Development costs for the current six month period increased by 57% from the same period last year. Research and development costs in the same period were $461,000 versus $725,000 during the current six month period. Research and development costs for the current three month period increased to $312,000 from $208,000 in the same period last year.

Hart Scientific reduced its marketing expenses during the current three month period to $311,000 versus $394,000 for the same period last year. Its marketing and sales expenses for the current six month period were $646,000 versus $720,000 for the same period last year.

Net consolidated earnings for the current three month period were $335,000 versus $479,000 for the same period last year, a 30% decrease. Net consolidated earnings for the current six month period was $622,000 versus $736,000 for the same period last fiscal year, a 15% decrease. Hart Scientific had net earnings of $462,000 for the current three month period versus $498,000 for the same period last year, a 7% decrease. Hart Scientific had net income for the current six month period of $827,000 versus $852,000 for the same period last year, a 3% decrease.
While there were significant revenue increases in many geographical markets, management believes that such gains were off set by revenue reductions in the Far East market, which is still struggling with economic difficulties. Research and development costs increased by 57% during the period and management believes that this was the primary cause of the decrease in net income. Hart Scientific has put a strong emphasis on bringing new products to the market during the coming year and these higher research and development expenditures reflect this commitment. If the new products do well in the market, management believes that its research and development costs will result in a return on this investment with new growth in sales.

Financial Condition and Liquidity
---------------------------------

The Company's current ratio at January 31, 1999 is 4.12 to 1 versus
3.44 to 1 at July 31, 1998. Management expects that internal operating cash flow from Hart Scientific will be sufficient to meet the cash needs of the Company during the 1999 fiscal year.

Total current assets increased by $335,000 during the current six month period while current liabilities decreased by $258,000 during the same period. Cash and cash equivalents decreased by $27,000 in the current six month period to $962,000.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.
--------------------------------------------------------------------

When used in this report, the words "believe," "plan" "expects" and similar expressions are intended to identify forward-looking state-ments within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contem-plated herein, or otherwise cause the Company's results of opera-tions to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) deterioration in general of international economic conditions; and (v) loss of customers. Many such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-KSB for its fiscal year ended July 31, 1998, for additional cautionary statements.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

As previously reported in the Company's 1998 Form 10-KSB, Lifschultz
Fast Freight was the plaintiff/appellant in the matter of Lifschultz
Fast Freight, Inc. v. Haynsworth, Mariod, McKay & Gueard, William
P. Simpson, Jr., William M. Grant, Jr., Julius McKay and John B.
Mcleod, Case No. 93-CP-40-4260, originally filed November 5, 1993.
On February 6, 1999, the Supreme Court of South Carolina effectively affirmed a lower court's ruling against the Company's claims.
Lifschultz Fast Freight had filed claims against the defendants (a law firm and certain of its attorneys) for professional malpractice, breach of fiduciary duty, breach of contract and promissory estoppel following the withdrawal of the law firm and attorneys as Lifschultz Fast Freight's counsel in an earlier antitrust action. Lifschultz had sought $3 million in damages. The Company has no plans to pursue the matter further.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

At the Company's 1998 annual meeting, held December 14, 1998, the current directors of the Company, Sidney B. Lifschultz, David
K. Lifschultz, Dennis R. Hunter, Joseph C. Fatony, and James E. Solomon were re-elected for an additional term of one year with the following vote:

                              FOR           WITHHELD         ABSTAIN
                           ----------       --------         -------
Sidney B. Lifschultz         781,365           208            3,060

David K. Lifschultz          781,378           195            3,060

Dennis R. Hunter             781,378           195            3,060

Joseph C. Fatony             781,338           235            3,060

James E. Solomon             781,358           215            3,060

Additionally, Grant Thornton LLP was affirmed at the meeting as the Company's independent certified public accountants for the 1999 fiscal year with the following vote: 783,736 for, 145 against, and 752 abstain. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits
     ------------
        27.1   Financial Data Schedule

     (b) Reports on Form 8-K
     -----------------------
No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1999.


                             SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   March 16, 1999                   By: DENNIS R. HUNTER
       ------------------                   ----------------------
                                            Dennis R. Hunter
                                            President and Chief
                                            Financial Officer