Form 10QSB
period 1999-04-30
LIFSCHULTZ INDUSTRIES INC
filed 1999-06-14
CIK 822046

FORM 10-QSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

  (Mark One)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended April 30, 1999
                                                  --------------

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

                  641 West 59th Street, New York, NY 10019
                  (Address of principal executive offices)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,117,519 shares of Common Stock outstanding as of June 11, 1999.

                        PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         April 30, 1999 and July 31, 1998
                                       ASSETS
                                                 30-Apr-99   31-Jul-98
                                                ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                     $  849,000  $  989,000
  Marketable securities                            686,000     805,000
  Trade accounts receivable, net                 2,764,000   2,468,000
  Related party receivable                          38,000      79,000
  Deferred income taxes                            234,000     234,000
  Inventories                                    2,987,000   2,386,000
  Other current assets                             113,000     136,000
                                                ----------  ----------
                     Total current assets        7,671,000   7,097,000


PROPERTY HELD FOR LEASE, NET                     1,684,000   2,066,000



PROPERTY AND EQUIPMENT, NET                      1,334,000     972,000


LAND                                               100,000     100,000



DEFERRED INCOME TAXES                              550,000     550,000
                                               ----------- -----------
                                               $11,339,000 $10,785,000
                                               =========== ===========

    The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                         April 30, 1999 and July 31, 1998

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 30-Apr-99   31-Jul-98
                                                 ---------   ---------

CURRENT LIABILITIES
  Notes payable to banks                        $  150,000  $  154,000
  Trade accounts payable                           672,000     519,000
  Income taxes payable                             104,000      34,000
  Accrued liabilities                              732,000   1,318,000
  Note payable to shareholder                            -       3,000
  Current maturities of capital lease obligations   38,000      32,000
  Current maturities of long-term obligation         2,000       2,000
                                                ----------  ----------
                 Total current liabilities      $1,698,000  $2,062,000


LONG-TERM OBLIGATION, less current maturities        5,000       7,000

CAPITAL LEASE OBLIGATIONS, less current maturities 105,000     110,000

COMMITMENTS AND CONTINGENCIES                            -           -


SHAREHOLDERS' EQUITY
  Convertible preferred stock, par value $0.01;
    authorized 100,000 shares
      Series A; issued and outstanding 5,200 shares      -           -
      at April 30, 1999 and July 31, 1998
      Series E; issued and outstanding 21,231 shares     -           -
      at April 30, 1999 and July 31, 1998
  Common stock, par value $0.001; authorized
      1,650,000 shares; issued 1,117,519 shares at
      April 30, 1999 and July 31, 1998               1,000       1,000
  Additional paid-in capital                    11,060,000  11,060,000
  Treasury stock, at cost (22,560 common shares)  (157,000)   (157,000)
  Accumulated deficit                           (1,373,000) (2,298,000)
                                               ------------ -----------
                 Total shareholders' equity      9,531,000   8,606,000

                                               ------------  -----------

                                                $11,339,000 $10,785,000
                                               ============ ===========

    The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (unaudited)
                For the three months and nine months ended April 30,

                       (Three months ended)         (Nine months ended)
                    -------------------------   -------------------------
                        1999          1998          1999          1998
                    -----------   -----------   -----------   -----------
Net Revenues        $ 4,068,000   $ 3,852,000   $11,487,000   $11,377,000
Cost and expenses:
  Cost of products
  sold                1,966,000     1,974,000     5,587,000     5,650,000
  Selling, general
  and administrative  1,315,000     1,441,000     3,688,000     3,992,000
  Research and
  development           451,000       309,000     1,176,000       770,000
  Interest expense       21,000         9,000        37,000        37,000
                    -----------   -----------   -----------   -----------
                    $ 3,753,000   $ 3,733,000   $10,488,000   $10,449,000
                    -----------   -----------   -----------   -----------
  Earnings before
    income taxes and
    extraordinary item  315,000       119,000       999,000       928,000

  Income tax expense     12,000       ( 2,000)       74,000       104,000

  Earnings before
    extraordinary item  303,000       121,000       925,000       824,000

  Extraordinary Item
    Forgiveness of Debt,
    net of tax effect         -             -             -        33,000
                     ----------   -----------   -----------   -----------
  NET EARNINGS      $   303,000   $   121,000   $   925,000   $   857,000
                    ===========   ===========   ===========   ===========
Net earnings per
  common share-basic       0.32          0.11          0.83          0.77
                    ===========   ===========   ===========   ===========
Net earnings per
  common share-
  assuming dilution        0.27          0.09          0.72          0.67
                    ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                   Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                       For the nine months ended April 30,

                                                    1999         1998
                                                 ----------   ----------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                     $925,000     $736,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                 179,000       71,000
      Amortization of leasehold interest            382,000      250,000
      Changes in assets and liabilities:
        Accounts receivable                        (296,000)    (687,000)
        Related party receivable                     41,000
        Inventories                                (601,000     (328,000)
        Deferred Tax                                      -      145,000
        Other current assets                         23,000     (171,000)
        Accounts payable                            153,000      263,000
        Accrued liabilities                        (586,000)    (349,000)
        Income taxes payable                         70,000        2,000
                                                 -----------  -----------

                 Total Adjustments                 (635,000)    (804,000)
                                                 -----------  -----------
                 Net cash provided (used) by
                 operating activities               290,000      (68,000)

Cash flows from investing activities
  Purchase of property and equipment               (541,000)    (116,000)
  Purchase of marketable securities                  (9,000)    (320,000)
  Proceeds from maturities of marketable
      securities                                    128,000      101,000
                                                 -----------  -----------
                 Net cash used in investing
                 activities                        (422,000)    (335,000)

Cash flows from financing activities
  Principal payments on long-term obligations        (2,000)      (2,000)
  Principal payments on capital lease obligations    (5,000)
  Principal payments on note payable to shareholder  (3,000)     (25,000)
  Cash received from issuance of long-term debt       6,000            -
  Net change in line of credit                       (4,000)     197,000
  Cash received from issuance of common stock             -            -
                                                 -----------   -----------

                 Net cash provided by financing
                 activities                          (8,000)     170,000


Net decrease in cash and cash
  equivalents                                      (140,000)    (233,000)
Cash and cash equivalents at beginning of quarter   989,000      901,000
                                                 -----------  -----------
Cash and cash equivalents at end of quarter      $  849,000   $  668,000
                                                 ===========  ===========


Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the quarter for
  Interest                                       $   21,000   $   10,000
  Income Taxes                                       31,000            -


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

Results of Operations:
----------------------
     Total revenues for the nine months ended April 30, 1999 were $11,487,000 versus $11,377,000 for the same period last year, a 1% increase. Total revenues for the three months ended April 30, 1999 were $4,068,000 versus $3,852,000 for the same period last year, a 6% increase.

     Revenues for the Company's subsidiary, Hart Scientific, Inc., for the current nine month period were $11,482,000 versus $11,298,000 for the same period last year, a 2% increase. (Figures given for Hart
Scientific include Hart Scientific's subsidiary, Calorimetry Sciences Corporation). Hart Scientific revenues for the current three month period were $4,068,000 versus $3,843,000 for the same period last year, a 6% increase.

     General and Administrative costs for the current nine month period were $2,707,000 versus $2,867,000 for the same period last year. The expenses for the current period included depreciation by the Company's subsidiary, Lifschultz Fast Freight, of its New York leasehold ($381,000 in the current nine month period).

      Marketing and sales expenses for the current three month period were $328,000 and $974,000 for the current nine month period. For the current nine months ended April 30, 1999, marketing and sales expenses were 8.5% of Hart revenues, versus 10% for the same period last year.

     Consolidated net income before extraordinary items for the nine months ended April 30, 1999 was $925,000 versus $824,000 for the same period last year, a 12% increase. Net income for the current nine month period at Hart Scientific was $1,253,000 versus $1,115,000 for the same period last fiscal year, a 12% increase.

     Consolidated net income for the current three month period was $303,000 compared to $121,000 during the same three month period last year, a 150% increase. Net income for the current three month period at Hart Scientific was $425,000 versus $263,000 for the same period last fiscal year, a 62% increase.

     Administrative costs at Lifschultz Fast Freight and Lifschultz Industries reduced operating profits during the current quarter.

Financial Condition and Liquidity
---------------------------------

     The company's current ratio at April 30, 1999 is 4.52 versus 3.44 at July 31, 1998. The current ratio has improved from .49 on July 31, 1993 to 4.52 on April 30, 1999.

     The Company will need capital to support the growth of Hart
Scientific. Management expects that internal operating cash flow from Hart Scientific and from certain subleases held by Lifschultz Fast Freight will be sufficient to meet the cash needs of the Company. Hart Scientific has approximately $625,000 in unused lines of credit available.

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

                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits
     ------------
        27.1   Financial Data Schedule

     (b) Reports on Form 8-K
     -----------------------
     No reports on From 8-K were filed by the Company during the quarter ended April 30, 1999.

                             SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIFSCHULTZ INDUSTRIES, INC.


Date   June 11, 1999                    By: DENNIS R. HUNTER
       ----------------                     ----------------------
                                            Dennis R. Hunter
                                            President and Chief
                                            Financial Officer