Form 10KSB
period 1999-07-31
LIFSCHULTZ INDUSTRIES INC
filed 1999-11-12
CIK 822046

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              FORM 10-KSB


(Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended             July 31, 1999
                                -----------------------------------


     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------- to --------------

     Commission file number         001-10287


                     LIFSCHULTZ INDUSTRIES, INC.
       ------------------------------------------------------
           (Name of small business issuer in its charter)


            DELAWARE                                 87-0448118
  -------------------------------                ------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)


              641 WEST 59TH STREET, NEW YORK, NY  10019
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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its most recent fiscal year were $16,254,000.

     The aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates, based upon the closing price of the Common Stock on October 15, 1999 as reported on The Nasdaq SmallCap Market, was approximately $5,716,981 (Assumes: (i) full conversion of all Preferred Stock into Common Stock and (ii) affiliates include only officers, directors and shareholders known to the issuer to beneficially own 10% or more of the Company's Common Stock.)

     The number of shares of the issuer's common equity outstanding as of October 15, 1999 was: 1,117,519 shares of Common Stock, 5,200 shares of Series A Convertible Preferred Stock (convertible into 1,040 shares of common stock), and 21,231 shares of Series E Convertible Preferred Stock (convertible into 4,247 shares of common stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Annual Report to Shareholders for fiscal year ended July 31, 1999, are incorporated into Parts I and II of this Form 10-KSB. Portions of the registrant's Proxy Statement provided to shareholders in conjunction with its 1999 Annual Meeting of Shareholders to be held on or about January 6, 2000, are incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

      YES              NO     X
           ------          -------




                                PART I

TO THE  EXTENT  IDENTIFIED  BELOW,  THE  INFORMATION  CALLED  FOR  IN  PART I IS
INCORPORATED  BY  REFERENCE  FROM  THE   REGISTRANT'S   1999  ANNUAL  REPORT  TO
SHAREHOLDERS.

Item        1. Description of Business;  see 1999 Annual Report section entitled
            "Description  of  Business"  and  the  following   section  entitled
            "CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS".


     CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS (Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

     The disclosure and analysis set forth herein and in the 1999 Annual Report to Shareholders of Lifschultz Industries, Inc. (the "Company") contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products, product approvals, revenues, and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "plans", "expects", "will", and other words and phrases of similar meaning. In all cases, a broad variety of risks and uncertainties, both known and unknown, as well as inaccurate assumptions, can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     The Company undertakes no obligation to update any forward- looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities
Exchange Act of 1934. Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying factors that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

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

     Uncertain Market Acceptance of Products.

     There can be no assurance that the new products created by the Company will gain any significant market acceptance and market share among its current or potential customers. Market acceptance depends on a variety of factors, including educating customers on the benefits of new products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products and supply the product to the market are expected to be important factors in market acceptance and market share. The Company may be unable to continue effective sales and marketing. The failure by the Company to gain market acceptance of its products could have a material adverse effect on the Company.

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

     Expansion of Marketing; Limited Distribution

     The Company currently has a limited domestic direct sales force, complemented by a number of independent distributors. The Company anticipates that it will need to increase its marketing and sales capability to more fully cover its target niche markets, particularly as new products become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting and retaining qualified sales personnel or distributors as needed. There can be no assurance that the Company will be successful in marketing or selling the Company's services and products.

     Dependence Upon Management

     The Company is substantially dependent upon its key managerial, technical, and engineering personnel. The Company must also attract and retain highly qualified engineering and technical personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that the Company can attract and retain such personnel. The loss of its key personnel could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

     Volatility of Revenues and Product Mix

     The Company's annual and quarterly operating results are affected by a number of factors, including the volume and timing of customer orders. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in the Company's gross margin.

     Limited Market for Common Stock

     Historically, the market for the Company's Common Stock has been limited due to the relatively low trading volume and the small number of brokerage firms acting as market makers. No assurance can be given that the market for the Common Stock will continue or increase, or that the prices in such market will be maintained at their present levels.

     Possible Volatility of Stock Price

     Announcements of technological innovations for new products by the Company or its competitors, or developments concerning the Company's proprietary rights may have a material adverse impact on the Company's business and on the market price of its Common Stock. The market price of the Company's Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by the Company and its competitors, quarterly fluctuations in the Company's operating results, and general economic conditions. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many companies and are often unrelated to the operating performance of such companies.

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

     Year 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. At the present time, the Company does not expect that its internal operations or any of its current products will experience any material problems as a result of the year 2000. There can be no assurance, however, that the vendors, suppliers, or customers upon which the Company relies will not experience difficulties with their systems or systems upon which they rely, which in turn could have an adverse effect on the Company.

Item 2. Description of Property; see 1999 Annual Report sections entitled "Hart Scientific, Inc. - Manufacturing and Opera- tions", "Lifschultz Fast Freight, Inc.", and "Office Space".

Item 3.     Legal Proceedings

     Neither the Company nor any of its subsidiaries is a party to (or has property which is the subject of) any material pending legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                PART II

TO THE  EXTENT  IDENTIFIED  BELOW,  THE  INFORMATION  CALLED  FOR IN  PART II IS
INCORPORATED  BY  REFERENCE  FROM  THE   REGISTRANT'S   1999  ANNUAL  REPORT  TO
SHAREHOLDERS.

Item 5. Market for Common Equity and Related Stockholder Matters; see 1999 Annual Report section entitled "Market for Company's Common Stock and Related Stockholder Matters".

Item 6.    Management's   Discussion  and  Analysis or  Plan of  Operation;  see
           1999 Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7. Financial Statements; see attachment to 1999 Annual Report filed as an Exhibit hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                               PART III

TO THE EXTENT IDENTIFIED BELOW, CERTAIN INFORMATION CALLED FOR IN PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE REGISTRANT'S 1999 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON OR ABOUT JANUARY 6, 2000.

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

Item 12.   Certain   Relationships   and   Related   Transactions;   see   Proxy
           Statement  section  entitled   "Certain   Relationships  and  Related
           Transactions".

Item 13.   Exhibits and Reports on Form 8-K.

     (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                         Location if other
  No.    Title of Document                      than attached hereto
-------  ------------------                     --------------------
3.01*    Certificate of Incorporation              1998 Form 10-KSB
         (as amended to date)                      Exhibit 3.01

3.04*    Bylaws                                    1991 Form 10-K,
                                                   page 74
4.01* Certificate of Designations, Series A 1991 Form 10-K, Convertible Preferred Stock (as amended) page 94

4.02*    Certificate of Designations, Series E     1994 Form 10-KSB,
         Convertible Preferred Stock               Exhibit 4.05

10.01#   Employment Agreement for Dennis Hunter    1998 Form 10-KSB
                                                   Exhibit 10.01

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

13.01+   1999 Annual Report to Shareholders

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

+ Certain portions of the Company's 1999 Annual Report to Shareholders, set forth in Exhibit 13.01, are incorporated by reference into Items 1, 2, 5, 6, and 7 of this Form 10-KSB and, except as so incorporated, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-KSB.

     (b)     Reports on Form 8-K during last quarter of fiscal year 1999.

       None.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     LIFSCHULTZ INDUSTRIES, INC.

Date November 3, 1999                /s/ DAVID K. LIFSCHULTZ
                                     -------------------------
                                     David K. Lifschultz
                                     Chief Executive Officer

                      POWER OF ATTORNEY
                      -----------------
     Know all men by these presents, that each person whose signature appears below constitutes and appoints each of David K. Lifschultz and Dennis R. Hunter, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute(s) may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                  DATE
     ---------                      -----                  ----

/s/ DAVID K LIFSCHULTZ       Chairman and Chief       November 3, 1999
--------------------------   Executive Officer
David K. Lifschultz

/s/ DENNIS R HUNTER          Director, President      November 4, 1999
--------------------------   and Chief Financial
Dennis R. Hunter             Officer


/s/ SIDNEY B. LIFSCHULTZ     Director                 November 3, 1999
--------------------------
Sidney B. Lifschultz


                             Director                 November __, 1999
--------------------------
James E. Solomon


/s/ JOSEPH C. FATONY         Director                 November 4, 1999
--------------------------
Joseph C. Fatony


/s/ TIMOTHY O. PONT          Controller               November 4, 1999
--------------------------
Timothy O. Pont