Form 10QSB
period 1999-10-31
LIFSCHULTZ INDUSTRIES INC
filed 1999-12-17
CIK 822046

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

   ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-10287

                           LIFSCHULTZ INDUSTRIES, INC.
                 ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                    No. 87-0448118
              ------------------                           -------------------
         (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                    Identification No.)

                    641 West 59th Street, New York, NY 10019
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 397-7788
                            ------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                         ------------------------------
                     (Former name, former address and former
                       fiscal year, if changed since last
                                    report.)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  X                     NO

The number of shares of the issuer's common stock outstanding as of December 13, 1999 is 1,121,655 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
               --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       October 31, 1999 and July 31, 1999

                                     ASSETS


                                                                       31-Oct-99              31-Jul-99
                                                                       ---------              ---------

CURRENT ASSETS
  Cash and cash equivalents                                          $    994,000          $    1,175,000
  Marketable securities                                                 1,105,000                 993,000
  Trade accounts receivable, net                                        2,535,000               3,059,000
  Related party receivable                                                 29,000                  51,000
  Deferred income taxes                                                   323,000                 323,000
  Inventories                                                           3,466,000               3,190,000
  Other current assets                                                     82,000                 159,000
                                                                     ------------          --------------

         Total current assets                                           8,534,000               8,950,000


PROPERTY HELD FOR LEASE, NET                                            1,469,000               1,598,000


PROPERTY AND EQUIPMENT, NET                                             1,413,000               1,181,000


LAND                                                                      170,000                 170,000


DEFERRED INCOME TAXES                                                   1,222,000               1,222,000
                                                                     ------------          ---------------

                                                                     $ 12,808,000          $   13,121,000
                                                                     ============          ===============




        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)
                       October 31, 1999 and July 31, 1999





                                                                      31-Oct-99               31-Jul-99
                                                                      ---------               ---------

CURRENT LIABILITIES
  Notes payable to banks                                             $    250,000          $      150,000
  Trade accounts payable                                                  754,000                 688,000
  Income taxes payable                                                    169,000                 149,000
  Accrued liabilities                                                     824,000               1,528,000
  Current maturities of capital lease obligations                          37,000                  39,000
  Current maturities of long-term obligation                                2,000                   2,000
                                                                     ------------          --------------

         Total current liabilities                                      2,036,000               2,556,000

LONG-TERM OBLIGATION, less current maturities                               5,000                   5,000

CAPITAL LEASE OBLIGATIONS, less current maturities                         85,000                  92,000

COMMITMENTS AND CONTINGENCIES                                                 -                       -

SHAREHOLDERS' EQUITY
  Convertible preferred stock, par value $0.01;
    authorized 100,000 shares
      Series A; issued and outstanding 5,200
        shares at October 31 and July 31, 1999                                -                       -
      Series E; issued and outstanding 21,231
        shares at October 31 and July 31, 1999                                -                       -
  Common stock, par value $0.001; authorized
    1,650,000 shares; issued and outstanding,
    1,117,519 shares issued at October 31 and
    July 31                                                                 1,000                   1,000
  Additional paid-in capital                                           11,060,000              11,060,000

  Treasury stock, at cost (22,560 common
    shares)                                                              (157,000)               (157,000)
  Accumulated deficit                                                    (222,000)               (436,000)

         Total shareholders' equity                                    10,682,000              10,468,000
                                                                     ------------          ---------------

                                                                     $ 12,808,000          $   13,121,000
                                                                     ============          ===============


        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                     For the three months ended October 31,


                                                                         1999                    1998
                                                                         ----                    ----

Net Revenues                                                         $  3,871,000          $    3,626,000
Cost and expenses:
  Cost of products sold                                                 2,268,000               2,001,000
  Selling, general and administrative                                   1,153,000               1,172,000
  Research and development                                                196,000                 127,000
  Interest expense                                                         10,000                   7,000
                                                                     ------------          --------------

                                                                     $  3,627,000          $    3,307,000
                                                                     ------------          --------------

  Earnings before income taxes                                            244,000                 319,000

  Income tax expense                                                       29,000                  32,000
                                                                     ------------          --------------

  NET EARNINGS                                                       $    215,000          $      287,000
                                                                     ============          ==============

Net earnings per common - basic                                              0.19                    0.26
                                                                     ============          ==============
Net earnings per common share-
  assuming dilution                                                          0.17                    0.24
                                                                     ============          ==============




        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     For the three months ended October 31,


                                                                         1999                    1998
                                                                         ----                    ----

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                                       $    215,000          $      287,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                        57,000                  42,000
      Amortization of leasehold interest                                  129,000                 129,000
      Changes in assets and liabilities:
        Accounts receivable                                               524,000                 350,000
        Related party receivable                                           22,000                  11,000
        Inventories                                                      (276,000)               (256,000)
        Deferred Tax                                                           -                       -
        Other current assets                                               77,000                (177,000)
        Accounts payable                                                   66,000                 283,000
        Accrued liabilities                                              (704,000)               (456,000)
        Income taxes payable                                               20,000                  59,000
                                                                     ------------          ---------------

                  Total Adjustments                                       (85,000)                (15,000)
                                                                     ------------          ---------------

                  Net cash provided (used) by
                  operating activities                                    130,000                  272,000

Cash flows from investing activities
  Purchase of property and equipment                                     (289,000)               (223,000)
  Purchase of marketable securities                                      (112,000)               (375,000)
  Proceeds from maturities of marketable
      securities                                                               -                  163,000
                                                                     ------------          ---------------

                  Net cash used in
                  investing activities                                   (401,000)               (435,000)


                  Lifschultz Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     For the three months ended October 31,
                                   (Continued)



                                                                         1999                    1998
                                                                         ----                    ----

Cash flows from financing activities
  Principal payments on long-term obligations                              (1,000)                 (1,000)
  Principal payments on capital lease
    obligations                                                            (9,000)                 (3,000)
  Net change in line of credit                                            100,000                  96,000
  Cash received from issuance of common stock                                  -                      -
                                                                     -------------         ---------------

                  Net cash provided by
                  financing activities                                     90,000                  92,000

Net decrease in cash and cash
  equivalents                                                            (181,000)                (71,000)
Cash and cash equivalents at beginning
  of quarter                                                            1,175,000                 989,000
                                                                     -------------         ---------------

Cash and cash equivalents at end of quarter                          $    994,000          $      918,000
                                                                     =============         ===============


Supplemental disclosures of cash flow information
-------------------------------------------------

Cash paid during the quarter for
  Interest                                                           $     10,000          $        7,000
  Income Taxes                                                       $    128,000          $        3,000







        The accompanying notes are an integral part of these statements.

Notes to Financial Statements
(unaudited)

Note 1
------

The consolidated financial statements have been prepared by Company without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended July 31, 1999 and the notes thereto included in the Company's Form 10-KSB.

Note 2
------

Certain reclassifications have been made to the October 31, 1998 three month period financial statements to conform with the October 31, 1999 presentation without effect on income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The Company designs, manufactures, and markets scientific and industrial instrumentation and instrument calibration equipment. Most of the Company's revenues are from its operating subsidiary Hart Scientific, Inc. ("Hart") and Hart's subsidiary, Calorimetry Sciences Corporation ("CSC"). The Company realizes a small amount of revenue from a real property lease held by its non-operating subsidiary, Lifschultz Fast Freight, Inc. ("Fast Freight"). Company management believes that its future growth is dependent upon the ability of Hart and CSC to continue increasing instrument sales to new and existing customers and successfully introduce and market new or enhanced products.

Results of Operations
---------------------

The Company's consolidated net revenues rose 7% to $3,871,000 for its first quarter ended October 31, 1999 from $3,626,000 for the first quarter ended October 31, 1998.

Consolidated net revenues for Hart (including CSC revenues), were $3,868,000 for the first quarter this year versus $3,495,000 for the same period last year.

Consolidated net earnings decreased 25% from $287,000 for first quarter of last year to $215,000 in the first quarter this year. Hart Scientific's net profit for the first quarter of this year was $316,000 versus $366,000 for the same period last year. The company attributes the decline primarily to a change in product mix, with a higher proportion of lower margined products being sold this year, and increases in expenses associated with expanded research and development and marketing efforts.

Historically, quarterly profitability of the company has widely fluctuated due to a variety of factors, including the timing of expenses, timing of orders, and changes in the profitability of the product mix during a quarter. One quarter's performance has never been determinative of a trend. The Company's historical growth is reflected by 1990 gross revenues of $2,066,000 and net earnings before income taxes and extraordinary items of ($1,000) and 1999 gross revenues of $16,254,000 and net earnings before income taxes and extraordinary items of $1,231,000. The historical variation in the company's quarterly profitability is demonstrated by the quarterly consolidated net earnings before income taxes and extraordinary items for the last two fiscal years:


                                       Fiscal 1997-98             Fiscal 1998-99

First Quarter                          $    299,000                    319,000

Second Quarter                              544,000                    365,000

Third Quarter                               119,000                    315,000

Fourth Quarter                              175,000                    232,000
                                       ------------               ------------

July 31 Year End                       $  1,137,000               $  1,231,000

The comparison shows that pre-tax, year-end earnings rose 8% from fiscal 1997-98 to fiscal 1998-99 despite a 30% drop in profitability between the second quarter of those two years. Notably, the aggregate dollar decline between pre-tax earnings in the first quarter of fiscal 1999-2000 and fiscal 1998-99 ($75,000) is significantly less than the aggregate dollar decline between pre-tax earnings in the second quarter of fiscal 1997-99 and fiscal 1998-99 ($179,000).

Research and development expenses increased in the first quarter of this year 25% to $195,000 from $127,000 in the first quarter of last year. This year Hart Scientific developed a new bath model 7380 for a specific customer that we currently estimate will represent from $300,000 to $750,000 in new business during its first year. Last year's audited financial statements showed research and development expenditures of $1,077,000 in fiscal 1997-98 and $786,000 in fiscal 1998-99, although classification of certain costs consistent with our 1998-99 presentation would have brought the 1997-98 amount to $642,000, showing significant growth between years.

The company is continuing its substantial efforts to market new products and expand market share. Marketing expenses rose in this quarter from $335,000 in the first quarter last year to $489,000 in the first quarter this year.

The company's exports grew by 13% from $940,000 in first quarter of last year to $1,070,000 in the first quarter of this year. Notably, the company experienced a 33% increase in sales to the Far East from $240,000 in the first quarter of last year to $360,000 in the first quarter this year. Exports had declined from representing 35% of annual sales in fiscal 1996- 97 to 25% of sales in fiscal 1998-99, as described in the company's last annual report.

Hart's gross margins were 41% for the first quarter in the current year versus 43% for the same period last year. Company management believes that product mix accounts for the lower margins in 1999. General and Administrative costs for the first quarter of this year were $560,000 for Hart versus $626,000 for the same period last year, and $205,000 for the first quarter of this year for Fast Freight versus $178,000 for the same period last year.

In a continuing effort to improve margins, Calorimetry Sciences recently acquired important designs for certain hardware and software used in several of the company's products. For many years, the company has paid royalties to use the designs. The company made the purchase to reduce long-term costs and assure continued use of the technology. Calorimetry Sciences also moved their manufacturing operations to larger facilities in November to house their entire operation under one roof for greater efficiency.

Financial Condition and Liquidity
---------------------------------

The Company's current ratio at October 31, 1999 is 4.19 to 1 versus 3.5 to 1 at July 31, 1999. The current ratio improved to 4.19 to 1 at the end of the current first quarter versus 2.93 on October 31, 1998.

Management expects that internal operating cash flow from Hart Scientific and from certain subleases held by Lifschultz Fast Freight will be sufficient to meet the cash needs of the Company during this fiscal year. Hart Scientific currently has approximately $400,000 remaining on its bank line of credit if such funds are required.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

When used in this report, the words "believe," "plan" "expects" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) prolonged labor disruption; (v) deterioration in general of international economic conditions; and (vi) loss of customers. Many such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-KSB for its fiscal year ended July 31, 1999, for additional cautionary statements.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits
                  --------

                  The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:


         Exhibit                                                                Location if other
           No.             Title of Document                                    than attached hereto
         -------           -----------------                                    --------------------

         3.01*             Certificate of Incorporation                         1998 Form 10-KSB
                           (as amended to date)                                 Exhibit 3.01

         3.02*             Bylaws                                               1991 Form 10-K
                                                                                Page 74

         4.01*             Certificate of Designation, Series A                 1991 Form 10-K
                           Convertible Preferred Stock (as amended)             Page 94

         4.01*             Certificate of Designation, Series E                 1994 Form 10-K
                           Convertible Preferred Stock                          Exhibit 4.05

         27.1              Financial Data Schedule


         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1999.

* Denotes exhibits specifically incorporated in this Form 10-QSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission rule 12b- 32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 001-10287 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LIFSCHULTZ INDUSTRIES, INC.


Date     December 17, 1999                   By: DENNIS R. HUNTER
         -----------------                   ---------------------------
                                             Dennis R. Hunter
                                             President and Chief
                                             Financial Officer