Form 10KSB/A
period 1999-07-31
LIFSCHULTZ INDUSTRIES INC
filed 2000-02-29
CIK 822046

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Annual Report to Shareholders for fiscal year ended July 31, 1999, are incorporated into Parts I and II of this Form 10-KSB. Portions of the registrant's Proxy Statement provided to shareholders in conjunction with its 1999 Annual Meeting of Shareholders to be held December 17, 1999, are incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

      YES              NO     X
           ------          -------

                                 Amendment No. 1

     This amendment is being filed for the purpose of filing an Amended Financial Data Schedule.

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

13.01+   1999 Annual Report to Shareholders
21.01    List of Subsidiaries of the Registrant
23.01    Consent of Independent Public Accountants
27.01    Amended Financial Data Schedule

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

                                     LIFSCHULTZ INDUSTRIES, INC.

Date: February 24, 2000              /S/DENNIS R. HUNTER
                                     -------------------------
                                     Dennis R. Hunter
                                     President