Form 10QSB
period 2000-01-31
LIFSCHULTZ INDUSTRIES INC
filed 2000-03-16
CIK 822046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X                  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE
    ---                 SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended January 31, 2000

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____________ to ____________

                        Commission file number 001-10287

                           LIFSCHULTZ INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                   No. 87-0448118
                  --------                                  ---------------
         (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                    Identification No.)

                    641 West 59th Street, New York, NY 10019
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 397-7788
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
                     (Former name, former address and former
                       fiscal year, if changed since last
                                    report.)

The number of shares of the issuer's common stock outstanding as of March 15, is 1,121,655 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       January 31, 2000 and July 31, 1999

                                     ASSETS

                                                 31-Jan-00             31-Jul-99
                                                 ---------             ---------
CURRENT ASSETS
  Cash and cash equivalents                    $   996,000          $  1,175,000
  Marketable securities                            919,000               993,000
  Trade accounts receivable, net                 2,523,000             3,059,000
  Related party receivable                          55,000                51,000
  Deferred income taxes                            323,000               323,000
  Inventories                                    4,137,000             3,190,000
  Other current assets                              54,000               159,000
                                               -----------          ------------

                  Total current assets           9,007,000             8,950,000

PROPERTY HELD FOR LEASE, NET                     1,339,000             1,598,000

PROPERTY AND EQUIPMENT, NET                      2,097,000             1,181,000

LAND                                               170,000               170,000

DEFERRED INCOME TAXES                            1,222,000             1,222,000







                                               $13,835,000          $ 13,121,000
                                               ===========          ============


        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       January 31, 2000 and July 31, 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 31-Jan-00            31-Jul-99
                                                                 ---------            ---------
CURRENT LIABILITIES
  Notes payable to banks                                        $   620,000         $    150,000
  Trade accounts payable                                            809,000              688,000
  Income taxes payable                                              112,000              149,000
  Accrued liabilities                                             1,118,000            1,528,000
  Current maturities of capital lease                                50,000               39,000
    obligations
  Current maturities of long-term obligation                          2,000                2,000
                                                                -----------         ------------

                 Total current liabilities                        2,711,000            2,556,000

LONG-TERM OBLIGATION, less current maturities                         5,000                5,000

CAPITAL LEASE OBLIGATIONS, less current maturities                  133,000               92,000

COMMITMENTS AND CONTINGENCIES                                           -                    -

SHAREHOLDERS' EQUITY
  Convertible preferred stock, par value $0.01;
    authorized 100,000 shares
      Series A; issued and outstanding 5,200                            -                    -
      shares at January 31, 2000 and July 31, 1999
      Series E; issued and outstanding 552                              -                    -
      shares at January 31, 2000 and July 31, 1999
  Common stock, par value $0.001; authorized
    1,650,000 shares:  issued 1,121,655 shares at
    January 31, 2000 and 1,117,519 at July 31, 1999                   1,000                1,000
  Additional paid-in capital                                     11,060,000           11,060,000
  Treasury stock, at cost (22,560 common shares)                   (157,000)            (157,000)
  Accumulated earnings (deficit)                                     82,000             (436,000)

             Total shareholders' equity                          10,986,000           10,468,000
                                                                -----------         ------------

                                                                $13,835,000         $ 13,121,000
                                                                ===========         ============


        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
              For the three months and six months ended January 31,


                                              (Three months ended)                 (Six months ended)
                                                2000             1999               2000              1999
                                                ----             ----               ----              ----

Net Revenues                                $ 4,620,000       $ 3,920,000       $ 8,491,000     $ 7,418,000


Cost and expenses:
   Cost of products sold                      2,533,000         2,014,000         4,801,000       4,014,000
   Selling, general and                       1,506,000         1,328,000         2,661,000       2,372,000
     administrative
   Research and development                     235,000           203,000           430,000         331,000
   Interest expense                                                14,000            10,000          24,000            17,000
                                            -----------       -----------       -----------     -----------
                                              4,288,000         3,555,000         7,916,000       6,734,000
                                            -----------       -----------       -----------     -----------

   Earnings before income taxes                 332,000           365,000           575,000         684,000

Income tax expense                               28,000            30,000            57,000          62,000

         NET EARNINGS                       $   304,000       $   335,000       $   518,000     $   622,000
                                            ===========       ===========       ===========     ===========

Net earnings per common
  share - basic
  (based on 1,121,655 common shares
   outstanding)                             $      0.27       $      0.30       $      0.46     $      0.49
                                            ===========       ===========       ===========     ===========




        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      For the six months ended January 31,


                                                                        2000             1999
                                                                        ----             ----


Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                                      $    518,000       $   622,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                       71,000           107,000
      Amortization of leasehold interest                                 259,000           255,000
      Changes in assets and liabilities:
        Accounts receivable                                              536,000           126,000
        Related party receivable                                          (4,000)           17,000
        Inventories                                                     (947,000)         (324,000)
        Deferred Tax                                                         -                 -
        Other current assets                                             105,000          (160,000)
        Accounts payable                                                 121,000            94,000
        Accrued liabilities                                             (410,000)         (568,000)
        Income taxes payable                                             (37,000)           27,000
                                                                    ------------       -----------
         Total Adjustments                                              (306,000)         (426,000)
                                                                    ------------       -----------

         Net cash provided (used) by
                 operating activities                                    212,000           196,000

Cash flows from investing activities
   Purchase of property and equipment                                   (987,000)         (379,000)
   Purchase of marketable securities                                    (126,000)         (375,000)
   Proceeds from maturities of marketable
      securities                                                         200,000           354,000
                                                                    ------------       -----------
         Net cash used in investing activities                          (913,000)         (400,000)

Cash flows from financing activities
   Principal payments on long-term obligations                               -              (1,000)
   Principal payments on capital lease
    obligations                                                          (20,000)          (18,000)
   Proceeds from Capital Lease                                            72,000               -
   Net change in line of credit                                          470,000           196,000
  Cash received from issuance of common stock                                -                 -
                                                                    ------------       -----------
         Net cash provided by financing activities                       522,000           177,000


                  Lifschultz Industries, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
                                   (Unaudited)
                      For the six months ended January 31,


                                                                         2000              1999
                                                                         ----              ----


Net decrease in cash and cash equivalents
Cash and cash equivalents at beginning of quarter                       (179,000)          (27,000)
Cash and cash equivalents at end of quarter                            1,175,000           989,000
                                                                    ------------       -----------
                                                                    $    996,000       $   962,000
                                                                    ============       ===========

Supplemental disclosures of cash flow information
-------------------------------------------------

Cash paid during the quarter for
  Interest                                                          $     10,000       $    10,000
  Income Taxes                                                           128,000       $    27,000


        The accompanying notes are an integral part of these statements.

                          Notes to Financial Statements
                                   (unaudited)

Note 1
------

The consolidated financial statements have been prepared by Lifschultz Industries Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended July 31, 1999 and the notes thereto included in the Company's Form 10-KSB.

Note 2
------

Certain items from fiscal year 1999 were reclassified to be consistent with the 2000 statement of earnings presentation with no effect on net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -------------------------

General
-------

The Company designs, manufactures, and markets scientific and industrial instrumentation and instrument calibration equipment. Most of the Company's revenues are from its operating subsidiary Hart Scientific, Inc. ("Hart Scientific") and Hart Scientific's subsidiary, Calorimetry Sciences Corporation ("CSC"). The Company realizes a small amount of revenue from a real property lease held by its non-operating subsidiary, Lifschultz Fast Freight, Inc. ("Fast Freight"). Company management believes that its future growth is dependent upon the ability of Hart Scientific and CSC to continue increasing instrument sales to new and existing customers and successfully introduce and market new or enhanced products. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB for fiscal year ended July 31, 1999.

Results of Operations:
----------------------

Total revenues for the Company for the current six month period ended January 31, 2000, increased 14% to $8,491,000 versus $7,418,000 for the same period last fiscal year. Total revenues for the current three month period ended January 31, 2000, increased 18% to $4,620,000 versus $3,920,000 for the same period last fiscal year.

Total revenues for Hart  Scientific  (including  Hart  Scientific's  subsidiary,
CSC), during the current six month period were $8,490,000 versus $7,413,000 for the same period last fiscal year, a 15% increase. Hart Scientific revenues for the current three month period were $4,623,000 versus $3,918,000 for the same period last fiscal year, an 18% increase. This growth trend appears to be continuing with the Company experiencing record revenues in February 2000.

A substantial portion of the Company's revenue growth resulted from increased product demand in export markets. Export sales by Hart Scientific grew to $1,920, 000 in the current three month period from $1,377,000 in the same period last year, a 39% increase. Much of this grown in exports was generated in the Far East market, where export sales rose to $722,000 in the current three month period from $325,000 in the same period last year, a 122% increase. In comparison, domestic sales in the current three month period grew 11.7% over the prior year's second quarter, from $2,686,000 to $2,801,000.

Company management believes that the Company's growth in revenues is largely attributable to improved economic conditions in certain export markets, and increased demand generally for the Company's products resulting from the Company's increased marketing efforts and the introduction of new products resulting from the Company's research and development efforts.

Hart Scientific's gross margins were 43% for the current six month period versus 46% for the same period last year. Management believes that differences in product mix, higher research and development costs, higher marketing costs, and generally higher labor and material costs are the main reasons for the lower margins during the current period.

Hart Scientific's general and administrative costs for the current six month period were $1,470,000 versus $1,718,000 for the same period last year. General and administrative costs during the current three month period for Hart Scientific were $909,000 versus $889,000 for the same period last year.

Research and development costs for the current six month period increased to $430,000 from $331,000. Research and development costs for the current three month period increased to $235,000 from $203,000 in the same period last year.

Hart Scientific increased its marketing expenses during the current three month period to $476,000 versus $311,000 for the same period last year. Its marketing and sales expenses for the current six month period were $965,000 versus $646,000 for the same period last year.

Net consolidated earnings for the current three month period were $304,000 versus $335,000 for the same period last year, a 9% decrease. Net consolidated earnings for the current six month period were $518,000 versus $622,000 for the same period last fiscal year, a 17% decrease. Hart Scientific had net earnings of $424,000 for the current three month period versus $462,000 for the same period last year, an 8% decrease. Hart Scientific had net income for the current six month period of $741,000 versus $827,000 for the same period last year, a 10% decrease.

Revenue growth for the current period was strong, but the Company has experienced labor and material cost increases compared to the same period last year. A price increase intended to offset some of these higher costs went into effect late in the second quarter, but the effect of this price increase has not yet been realized. Increase marketing expenditures, research and development costs, and changes in product mix also contributed to lower earnings.

Earnings for the second quarter where also negatively affected by costs incurred with the Company's intentional increase in inventory during that quarter. To reduce the impact of potential product and supplies shortages resulting from possible "Y2K" problems, the Company increased its inventory from $3,190,000 as of July 31, 1999 to $4,137,000 as of January 31, 2000. This resulted in the Company increasing inventory related costs, such as freight charges, in the first half of the fiscal year and should be reflected in reduced costs in the second half as inventory levels decline.

Overall, while there is no assurance that the trend in growth will continue, particularly the strong growth recently experienced by the Company in the Far East market, Company management believes that, based on the results to date and the price increases recently implemented by the Company, the Company will generate overall sales and profit growth for the current fiscal year.

Financial Condition and Liquidity
---------------------------------

The Company's current ratio at January 31, 2000 is 3.31 to 1 versus 3.50 at July 31, 1999. Management expects that internal operating cash flow from Hart Scientific will be sufficient to meet the cash needs of the Company during the 2000 fiscal year.

Total current assets increased by $57,000 during the current six month period while current liabilities increased by $155,000 during the same period. Cash and cash equivalents decreased by $179,000 in the current six month period to $996,000. As of January 31, 2000, Hart Scientific also had approximately $200,000 available under its bank line of credit if such funds are required.

Hart Scientific currently anticipates purchasing its facilities in American Fork, Utah, which facilities are currently leased and in the process of being expanded. The anticipated purchase price is approximately $2,430,000. The Company currently does not anticipate that the purchase will have a material adverse effect on the cash flows of the Company.

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


                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

At the Company's last annual meeting, held January 6, 2000, the current directors of the Company, Sidney B. Lifschultz, David K. Lifschultz, Dennis R. Hunter, Joseph C. Fatony, and James E. Solomon were re-elected for an additional term of one year with the following vote:

                                      FOR             WITHHELD           ABSTAIN
                                    -------           --------           -------

Sidney B. Lifschultz                767,301               191              5,284

David K. Lifschultz                 767,311               181              5,284

Dennis R. Hunter                    767,331               161              5,284

Joseph C. Fatony                    767,291               201              5,284

James E. Solomon                    767,331               161              5,284

Additionally, Grant Thornton LLP was affirmed at the meeting as the Company's independent certified public accountants for the 2000 fiscal year with the following vote: 771,618 for, 609 against, and 549 abstain. There were no broker non-votes.

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

No reports on Form 8-K were filed by the Company during the quarter ended January 31, 2000.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LIFSCHULTZ INDUSTRIES, INC.


Date     March 16, 2000                            By: /s/DENNIS R. HUNTER
         --------------                            -----------------------
                                                   Dennis R. Hunter
                                                   President and Chief
                                                   Financial Officer