Form 10QSB/A
period 2000-01-31
LIFSCHULTZ INDUSTRIES INC
filed 2000-03-17
CIK 822046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

                                  (Amendment #2)

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

This Form 10-QSB/A (Amendment #2) is being filed to correct in Item 1 the calculation of Net Earnings Per Common Share - Assuming Dilution.

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
                                            ===========       ===========       ===========     ===========

Net earnings per common
  share - basic
  (based on 1,121,655 common shares
   outstanding)                             $      0.27       $      0.30       $      0.46     $      0.49
                                            ===========       ===========       ===========     ===========
Net earnings per common
  share - assuming dilution
  (based on 1,292,805 common shares         $      0.23       $      0.26       $      0.40     $      0.48
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