Form 10QSB
period 2000-04-30
LIFSCHULTZ INDUSTRIES INC
filed 2000-06-14
CIK 822046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 001-10287

                           LIFSCHULTZ INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                   No. 87-0448118
                  --------                                   --------------
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

The number of shares of the issuer's common stock outstanding as of June 12, 2000 is 1,121,655 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  April 30, 2000        July 31, 1999
                                                                                  --------------        -------------
                                                                                     (unaudited)          (unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                                      $      544,000        $   1,175,000
   Marketable securities                                                                 929,000              993,000
   Trade accounts receivable, net                                                      3,258,000            3,059,000
   Related party receivable                                                               87,000               51,000
   Deferred income taxes                                                                 323,000              323,000
   Inventories                                                                         3,955,000            3,190,000
   Other current assets                                                                   67,000              159,000
                                                                                  --------------        -------------
                            Total current assets                                       9,163,000            8,950,000

PROPERTY HELD FOR LEASE, NET                                                           1,207,000            1,598,000

PROPERTY AND EQUIPMENT, NET                                                            4,417,000            1,181,000

LAND                                                                                     170,000              170,000

DEFERRED INCOME TAXES                                                                  1,222,000            1,222,000
                                                                                  --------------        -------------


                                                                                  $   16,179,000        $  13,121,000
                                                                                  ==============        =============


         The accompanying notes are an integral part of these statements

                  Lifschultz Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                  April 30, 2000        July 31, 1999
                                                                                  --------------        -------------
                                                                                     (unaudited)          (unaudited)

CURRENT LIABILITIES
   Notes payable to banks                                                         $      350,000        $     150,000
   Trade accounts payable                                                                491,000              688,000
   Income taxes payable                                                                  166,000              149,000
   Accrued liabilities                                                                   974,000            1,528,000
   Current maturities of capital lease obligations                                        53,000               39,000
   Current maturities of long-term obligation                                             41,000                2,000
                                                                                  --------------        -------------

               Total current liabilities                                               2,075,000            2,556,000

LONG-TERM OBLIGATION, less current maturities                                          2,256,000                5,000

CAPITAL LEASE OBLIGATIONS, less current maturities                                       124,000               92,000

SHAREHOLDERS' EQUITY
   Convertible preferred stock, par value $0.01;
      authorized 100,000 shares
          Series A; issued and outstanding 5,200 shares at                                     -                    -
          April 30, 2000 and July 31, 1999
          Series E; issued and outstanding 552 shares at                                       -                    -
          April 30, 2000 and 21,231 at July 31, 1999
   Common stock, par value $0.001; authorized
      1,650,000 shares: issued 1,121,655 shares at
      April 30, 2000 and 1,117,519 at July 31, 1999                                        1,000                1,000
   Additional paid-in capital                                                         11,060,000           11,060,000
   Treasury stock, at cost (22,560 common shares)                                       (157,000)            (157,000)
   Accumulated earnings (deficit)                                                        820,000             (436,000)
                                                                                  --------------        -------------

                Total shareholders' equity                                            11,724,000           10,468,000
                                                                                  --------------        -------------

                                                                                  $   16,179,000        $  13,121,000
                                                                                  ==============        =============

         The accompanying notes are an integral part of these statements

                  Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
              For the three months and nine months ended April 30,


                                                        (Three months ended)                 (Nine months ended)
                                                       2000              1999              2000                1999
                                                    -----------       -----------       ------------       ------------


Net revenues                                        $ 5,356,000       $ 4,068,000       $ 13,846,000       $ 11,487,000

Costs and expenses:
    Cost of products sold                             2,923,000         2,218,000          7,724,000          6,233,000
    Selling, general and
    administrative                                    1,443,000         1,315,000          4,103,000          3,688,000
    Research and development                            201,000           199,000            631,000            530,000
    Interest expense                                     34,000            21,000             58,000             37,000
                                                    -----------       -----------       ------------       ------------
                                                      4,601,000         3,753,000         12,516,000         10,488,000
                                                    -----------       -----------       ------------       ------------

    Earnings before income tax
    expense                                             755,000           315,000          1,330,000            999,000

Income tax expense                                       17,000            12,000             74,000             74,000

     NET EARNINGS                                   $   738,000       $   303,000       $  1,256,000       $    925,000
                                                    ===========       ===========       ============       ============


Earnings per common share  - basic                  $      0.66       $      0.32       $       1.12       $       0.83
                                                    ===========       ===========       ============       ============

Earnings per common share -
  assuming dilution                                 $      0.57       $      0.27       $       0.97       $       0.72
                                                    ===========       ===========       ============       ============


         The accompanying notes are an integral part of these statements

                  Lifschultz Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       For the nine months ended April 30,


                                                                                       2000                  1999
                                                                                  --------------        -------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
    Net earnings                                                                  $    1,256,000        $     925,000
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
          Depreciation and amortization                                                  173,000              179,000
          Amortization of leasehold interest                                             391,000              382,000
          Changes in assets and liabilities:
              Accounts receivable                                                       (199,000)            (296,000)
              Related party receivable                                                   (36,000)              41,000
              Inventories                                                               (765,000)            (601,000)
              Other current assets                                                        92,000               23,000
              Accounts payable                                                          (197,000)             153,000
              Accrued liabilities                                                       (554,000)            (586,000)
              Income taxes payable                                                        17,000               70,000
                                                                                  --------------        -------------
        Total adjustments                                                             (1,078,000)            (635,000)
                                                                                  --------------        -------------
               Net cash provided by
                  operating activities                                                   178,000              290,000


Cash flows from investing activities
    Purchase of property and equipment                                                (3,409,000)            (541,000)
    Purchase of marketable securities                                                   (136,000)              (9,000)
    Proceeds from maturities of marketable securities                                    200,000              128,000
                                                                                  --------------        -------------

        Net cash used in investing activities                                         (3,345,000)            (422,000)

Cash flows from financing activities
    Principal payments on long-term obligations                                           (5,000)              (2,000)
    Principal payments on capital lease obligations                                      (31,000)              (5,000)
    Principal payments on note payable to shareholder                                          -               (3,000)
    Proceeds from capital lease                                                           72,000                         -
    Net change in line of credit                                                         200,000               (4,000)
    Cash received from issuance of long-term debt                                      2,300,000                6,000
    Cash received from issuance of common stock                                                -                    -
                                                                                  --------------        -------------

               Net cash provided by (used in) financing activities                     2,536,000               (8,000)



                                   (Continued)


Net decrease in cash and cash equivalents                                               (631,000)            (140,000)
Cash and cash equivalents at beginning of period                                       1,175,000              989,000
                                                                                  --------------        -------------

Cash and cash equivalents at end of period                                        $      544,000        $     849,000
                                                                                  ==============        =============

Supplemental disclosures of cash flow information
-------------------------------------------------

    Cash paid during the quarter ended April 30, 2000 for
      Interest                                                                    $       34,000        $      21,000
      Income taxes                                                                $            -        $      31,000



         The accompanying notes are an integral part of these statements

                  Lifschultz Industries, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)

Note 1
------

         The consolidated financial statements have been prepared by Lifschultz Industries Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended July 31, 1999 and the notes thereto included in the Company's Form 10-KSB. The consolidated balance sheet at July 31, 1999, was extracted from the Company's audited consolidated financial statements contained in the Company's 1999 Form 10-KSB, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

Note 2
------

         Certain items from fiscal year 1999 were reclassified to be consistent with the 2000 statement of earnings presentation with no effect on net income.

Note 3
------

         Basic earnings per common share are based on the weighted-average number of shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic) and potentially dilutive common shares. Potential common shares included in the dilutive earnings per share calculation included stock options granted and convertible preferred stock. For the three and nine month periods presented in the consolidated statement of earnings, the weighted-average number of shares are as follows:


                                                              Basic                      Assuming Dilution
                                                              -----                      -----------------


Three months ended April 30, 1999                          1,117,519                           1,282,586
Nine months ended April 30, 1999                           1,117,519                           1,282,586
Three months ended April 30, 2000                          1,121,655                           1,292,543
Nine Months ended April 30, 2000                           1,120,273                           1,292,543


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

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

Results of Operations:
----------------------

         Total revenues for the nine months ended April 30, 2000 were $13,846,000 versus $11,487,000 for the same period last year, a 20% increase. Total revenues for the three months ended April 30, 2000 were $5,356,000 versus $4,068,000 for the same period last year, a 32% increase. Company management believes that the Company's growth in revenues is largely attributable to improved economic conditions in certain export markets, and increased demand generally for the Company's products resulting from the Company's increased marketing efforts and the introduction of new products resulting from the Company's research and development efforts.

         Revenues for Hart Scientific for the current nine-month period were $13,843,000 versus $11,482,000 for the same period last year, a 20% increase. (Figures given for Hart Scientific include CSC). Hart Scientific revenues for the current three-month period were $5,353,000 versus $4,068,000 for the same period last year, a 32% increase.

         Domestic product sales for the current three-month period were $3,680,000 versus $2,978,000 for the same period last year. Sales to the Far East grew from $341,000 in the third quarter of fiscal year 1999 to $509,000 in the current third quarter. European sales grew from $408,000 in the third quarter of fiscal year 1999 to $590,000 in the current third quarter.

         General and administrative costs for the current nine-month period were $2,691,000 versus $2,707,000 for the same period last year. The expenses for the current period included depreciation by Fast Freight of its New York leasehold ($390,000 in the current nine-month period). Administrative costs at Lifschultz Fast Freight and Lifschultz Industries reduced consolidated operating profits during the current period.

         Marketing and sales expenses were $1,400,000 for the current nine-month period and $436,000 for the current three-month period. Last year such expenses were $974,000 for the nine-month period and $328,000 for the three-month period. For the current nine months ended April 30, 2000, marketing and sales expenses were 10% of Hart revenues, versus 8.5% for the same period last year.

         Consolidated net income for the nine months ended April 30, 2000 was $1,256,000 versus $925,000 for the same period last year, a 36% increase. Net income for the current nine-month period at Hart Scientific was $1,649,000 versus $1,253,000 for the same period last fiscal year, a 32% increase.

         Consolidated net income for the current three-month period was $738,000 compared to $303,000 during the same three-month period last year, a 143% increase. Net income for the current three-month period at Hart Scientific was $908,000 versus $425,000 for the same period last fiscal year, a 114% increase. Management believes that the increase in net income for the current period was a result of the increase in revenues, changes in product mix, and positive management of costs during the period.

         As discussed previously by the Company, its quarterly results fluctuate. However, the long-term historical growth in sales and profits for the Company is demonstrated by comparing this year's sales and profits to the 1990 revenues of $1,904,000 and profit of $11,000.

Financial Condition and Liquidity
---------------------------------

         The company's current ratio at April 30, 2000 is 4.42 versus 3.50 at July 31, 1999. The current ratio has improved from .49 on July 31, 1993 to 4.42 on April 30, 2000. As of April 30, 2000, Hart Scientific had approximately $300,000 available under its bank line of credit if such funds are required.

         Hart Scientific recently completed the purchase of its facilities in American Fork, Utah. The purchase price was approximately $2,430,000, of which $2,300,000 was financed with a 20-year mortgage.

         The Company anticipates that cash generated from operations and available borrowings will be sufficient to fund operations through the next fiscal year.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

     (a) Exhibits
         --------

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit                                                   Location if other
  No.        Title of Document                            than attached hereto
-------      -----------------                            --------------------

3.01*        Certificate of Incorporation                 1998 Form 10-KSB
             (as amended to date)                         Exhibit 3.01

3.02*        Bylaws                                       1991 Form 10-K
                                                          Page 74

4.01*        Certificate of Designation,                  1991 Form 10-K
             Series A Convertible Preferred               Page 94
             Stock (as amended)

4.02*        Certificate of Designation,                  1994 Form 10-K
             Series E Convertible Preferred               Exhibit 4.05
             Stock

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

     No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2000.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LIFSCHULTZ INDUSTRIES, INC.


Date     June 13, 2000                     By: /s/DENNIS R. HUNTER
         -------------                     ----------------------------------
                                           Dennis R. Hunter
                                           President and Chief Financial Officer