Form 10KSB
period 2000-07-31
LIFSCHULTZ INDUSTRIES INC
filed 2000-10-30
CIK 822046

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended             July 31, 2000
                                -----------------------------------


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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $19,334,000

     The aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates, based upon the closing price of the Common Stock on October 25, 2000 as reported on The Nasdaq SmallCap Market, was approximately $11,239,000 (Assumes: (i) full conversion of all Preferred Stock into Common Stock and (ii) affiliates include only executive officers, directors and shareholders known to the issuer to beneficially own 10% or more of the Company's Common Stock.)

     The number of shares of the issuer's common equity outstanding as of October 24, 2000 was: 1,121,655 shares of Common Stock, 5,200 shares of Series A Convertible Preferred Stock (convertible into 1,040 shares of common stock), and 552 shares of Series E Convertible Preferred Stock (convertible into 111 shares of common stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Annual Report to Shareholders for fiscal year ended July 31, 2000, are incorporated into Parts I and II of this Form 10-KSB. Portions of the registrant's Proxy Statement provided to shareholders in conjunction with its 2000 Annual Meeting of Shareholders to be held December 14, 2000, are incorporated into Part III of this Form 10-KSB.


Transitional Small Business Disclosure Format (check one):

      YES              NO     X
           ------          -------

                                     PART I

TO THE EXTENT IDENTIFIED BELOW, THE INFORMATION CALLED FOR IN PART I IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 2000 ANNUAL REPORT TO SHAREHOLDERS.

Item  1.    Description  of Business;  see 2000 Annual Report  section  entitled
            "Description  of  Business"  and  the  following   section  entitled
            "CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS".


     CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     The disclosure and analysis set forth herein and in the 2000 Annual Report to Shareholders of Lifschultz Industries, Inc. (the "Company") contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products, product approvals, revenues, and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "plans", "expects", "will", and other words and phrases of similar meaning. In all cases, a broad variety of risks and uncertainties, both known and unknown, as well as inaccurate assumptions, can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

     Uncertain Market Acceptance of Products

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

     Suppliers and Shortages of Component Parts

     The Company relies on third-party suppliers for each of the component parts used in manufacturing its customers' devices. Although component parts are generally available from multiple suppliers, certain component parts may require long lead times, and the Company may have to delay the manufacture of products from time to time due to the unavailability of certain component parts. In addition, even if component parts are available from an alternative supplier, the Company could experience additional delays in obtaining component parts if the supplier has not met the Company's vendor qualifications. Component shortages for a particular device may adversely affect the Company's ability to satisfy customer orders for that device and increased prices of such components can negatively affect the Company's financial results.

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

Item 2. Description of Property; see 2000 Annual Report sections entitled "Hart Scientific, Inc. - Manufacturing and Operations", "Lifschultz Fast Freight, Inc.", and "Office Space".

Item 3.    Legal Proceedings

     Neither the Company nor any of its subsidiaries is a party to (or has property which is the subject of) any material pending legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II

TO THE EXTENT IDENTIFIED BELOW, THE INFORMATION CALLED FOR IN PART II IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 2000 ANNUAL REPORT TO SHAREHOLDERS.

Item 5. Market for Common Equity and Related Stockholder Matters; see 2000 Annual Report section entitled "Market for Company's Common Stock and Related Stockholder Matters".

Item 6. Management's Discussion and Analysis or Plan of Operation; see 2000 Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7. Financial Statements; see attachment to 2000 Annual Report filed as an Exhibit hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.

                               PART III

TO THE EXTENT IDENTIFIED BELOW, CERTAIN INFORMATION CALLED FOR IN PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD DECEMBER 14, 2000.

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

Item 12. Certain Relationships and Related Transactions; see Proxy Statement section entitled "Certain Relationships and Related Transactions".

Item 13.   Exhibits and Reports on Form 8-K.

     (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                          Location if other
  No.    Title of Document                      than attached hereto
-------  ------------------                     --------------------
3.01*    Certificate of Incorporation              1998 Form 10-KSB
         (as amended to date)                      Exhibit 3.01

3.04*    Bylaws                                    1991 Form 10-K,
                                                   page 74
4.01* Certificate of Designations, Series A 1991 Form 10-K, Convertible Preferred Stock (as amended) page 94
4.02*    Certificate of Designations, Series E     1994 Form 10-KSB,
         Convertible Preferred Stock               Exhibit 4.05
10.01*#   Employment Agreement for Dennis Hunter    1998 Form 10-KSB
                                                   Exhibit 10.01
10.02*#  Employment Agreement for James Triplett   1997 Form 10-KSB,
                                                   Exhibit 10.2
10.03#   Compensation Agreement for James
         Triplett, April 24, 2000
10.04*#  Employment Agreement for Michael Hirst    1997 Form 10-KSB,
                                                   Exhibit 10.4

10.05*   Stock Purchase Agreement (with Lease      1991 Form 10-K,
         Amendment attached as Exhibit A)          page 143
         (Lifschultz/Penn Yards)
10.06*   Shareholder Voting Agreement              1991 Form 10-K,
         (Lifschultz/Penn Yards)                   page 190
10.07*#  Employee Stock Option Agreement;          1995 Form 10-KSB,
         Standard Form                             Exhibit 10.07
10.08*#  1989 Stock Option Agreement for           1995 Form 10-KSB,
         Dennis Hunter                             Exhibit 10.08
10.09*#  Hart Scientific, Inc. Executive Bonus     1995 Form 10-KSB,
         Plan                                      Exhibit 10.12
10.10*#  Hart Scientific, Inc. 401(k) Plan         1995 Form 10-KSB
                                                   Exhibit 10.13
13.01+   2000 Annual Report to Shareholders
21.01    List of Subsidiaries of the Registrant
23.01    Consent of Independent Public Accountants
27.01    Financial Data Schedule

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

+ Certain portions of the Company's 2000 Annual Report to Shareholders, set forth in Exhibit 13.01, are incorporated by reference into Items 1, 2, 5, 6, and 7 of this Form 10-KSB and, except as so incorporated, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-KSB.

     (b) Reports on Form 8-K during last quarter of fiscal year 2000.

       None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LIFSCHULTZ INDUSTRIES, INC.

Date October 26, 2000                /s/ DAVID K. LIFSCHULTZ
                                     -------------------------
                                     David K. Lifschultz
                                     Chief Executive Officer

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

     SIGNATURE                      TITLE                  DATE
     ---------                      -----                  ----

/s/ DAVID K. LIFSCHULTZ      Chairman and Chief       October 26, 2000
--------------------------   Executive Officer
David K. Lifschultz


/S/DENNIS R. HUNTER          Director, President      October 25, 2000
--------------------------   and Chief Financial
Dennis R. Hunter             Officer


/S/SIDNEY B. LIFSCHULTZ      Director                 October 26, 2000
--------------------------
Sidney B. Lifschultz


                             Director                 October __, 2000
--------------------------
James E. Solomon

/S/JOSEPH C. FATONY          Director                 October 25, 2000
--------------------------
Joseph C. Fatony


/S/TIMOTHY O. PONT           Controller               October 30, 2000
--------------------------
Timothy O. Pont