Form 10QSB
period 2000-10-31
LIFSCHULTZ INDUSTRIES INC
filed 2000-12-18
CIK 822046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31 2000
                                                ---------------

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 001-10287
                                               ---------

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

                    641 West 59th Street, New York, NY 10019
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (212) 397-7788
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

The number of shares of the issuer's common stock outstanding as of December 14, 2000 is 1,121,655 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       October 31, 2000 and July 31, 2000

                                     ASSETS

                                                                                31-Oct-00       31-Jul-00
                                                                                ---------       ---------

CURRENT ASSETS
  Cash and cash equivalents                                                  $    772,000    $     888,000
  Marketable securities                                                         1,008,000        1,143,000
  Trade accounts receivable, net                                                2,941,000        3,213,000
  Related party receivable                                                         67,000           89,000
  Deferred income taxes                                                           168,000          168,000
  Inventories                                                                   4,950,000        4,558,000
  Other current assets                                                             58,000          182,000
                                                                             ------------    -------------

         Total current assets                                                   9,964,000       10,241,000


PROPERTY HELD FOR LEASE, NET                                                      939,000        1,076,000


PROPERTY AND EQUIPMENT, NET                                                     3,714,000        3,442,000


LAND                                                                              560,000          560,000

OTHER ASSETS, NET                                                                 474,000          483,000


DEFERRED INCOME TAXES                                                           1,711,000        1,815,000
                                                                             ------------    -------------

                                                                             $ 17,362,000    $  17,617,000
                                                                             ============    =============



        The accompanying notes are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                31-Oct-00      31-Jul-00
                                                                                ---------       ---------

CURRENT LIABILITIES
  Notes payable to banks                                                     $    150,000    $     150,000
  Trade accounts payable                                                          794,000          431,000
  Income taxes payable                                                             62,000           38,000
  Accrued liabilities                                                           1,166,000        1,969,000
  Current maturities of capital lease obligations                                  56,000           55,000
  Current maturities of long-term obligation                                       49,000           48,000
                                                                                ---------    -------------

         Total current liabilities                                              2,277,000        2,691,000

LONG-TERM OBLIGATION, less current maturities                                   2,235,000        2,245,000

CAPITAL LEASE OBLIGATIONS, less current maturities                                 90,000          105,000

COMMITMENTS AND CONTINGENCIES                                                          -                -

SHAREHOLDERS' EQUITY
  Convertible preferred stock, par value $0.01;
    authorized 100,000 shares
      Series A; issued and outstanding 5,200
        shares at October 31 and July 31, 2000                                         -                -
      Series E; issued and outstanding 552
        shares at October 31 and July 31, 2000                                         -                -
  Common stock, par value $0.001; authorized
    1,650,000 shares; issued and outstanding,
    1,117,519 shares issued at October 31 and
    July 31                                                                         1,000            1,000
  Additional paid-in capital                                                   11,060,000       11,060,000

  Treasury stock, at cost (22,560 common
    shares)                                                                      (157,000)        (157,000)
  Retained earnings                                                             1,856,000        1,672,000

         Total shareholders' equity                                            12,760,000       12,576,000
                                                                             ------------    -------------

                                                                             $ 17,362,000    $  17,617,000
                                                                             ============    =============


        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                     For the three months ended October 31,

                                                                                 2000                1999
                                                                                 ----                ----

Net Revenues                                                                  $ 4,629,000        $ 3,871,000
Cost and expenses:
  Cost of products sold                                                         2,689,000          2,268,000
  Selling, general and administrative                                           1,372,000          1,153,000
  Research and development                                                        194,000            196,000
  Interest expense                                                                 69,000             10,000
                                                                              -----------        -----------

                                                                              $ 4,324,000        $ 3,627,000
                                                                              -----------        -----------

  Earnings before income taxes                                                    305,000            244,000

  Income tax expense                                                              121,000             29,000
                                                                              -----------        -----------

  NET EARNINGS                                                                $   184,000        $   215,000
                                                                              ===========        ===========

Net earnings per common - basic                                                      0.16               0.19
                                                                              ===========        ===========

Net earnings per common share -
  assuming dilution                                                                  0.14               0.16
                                                                              ===========        ===========














        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     For the three months ended October 31,


                                                                                   1999               1998
                                                                                   ----               ----


Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                                                $   184,000        $   215,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                               135,000             57,000
      Amortization of leasehold interest                                          137,000            129,000
      Changes in assets and liabilities:
        Trade accounts receivable                                                 272,000            524,000
        Related party receivable                                                   22,000             22,000
        Inventories                                                              (392,000)          (276,000)
        Deferred income taxes                                                     104,000                 -
        Other current assets                                                      124,000             77,000
        Trade accounts payable                                                    363,000             66,000
        Accrued liabilities                                                      (803,000)          (704,000)
        Income taxes payable                                                       24,000             20,000
                                                                              -----------        -----------
                  Total Adjustments                                               (14,000)           (85,000)
                                                                              -----------        -----------
                  Net cash provided by operating activities                       170,000            130,000

Cash flows from investing activities
  Purchase of property and equipment                                             (398,000)          (289,000)
  Purchase of marketable securities                                              (115,000)          (112,000)
  Proceeds from maturities of marketable securities                               250,000                -
                                                                              -----------        -----------
                  Net cash used in investing activities                          (263,000)          (401,000)

Cash flows from financing activities
  Principal payments on long-term obligations                                      (9,000)            (1,000)
  Principal payments on capital lease obligations                                 (14,000)            (9,000)
  Net change in line of credit                                                         -             100,000
                                                                              -----------        -----------

                  Net cash provided by (used in)
                  financing activities                                            (23,000)            90,000

Net decrease in cash and cash equivalents                                        (116,000)          (181,000)
Cash and cash equivalents at beginning of period                                  888,000          1,175,000
                                                                              -----------        -----------
Cash and cash equivalents at end of period                                    $   772,000        $   994,000
                                                                              ===========        ===========

Supplemental disclosures of cash flow information

     Cash paid during the period for
         Interest                                                                  69,000             10,000
         Income taxes                                                              41,000            128,000


        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)

Note 1
------

     The consolidated financial statements have been prepared by Lifschultz Industries Inc. (the "Company") without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended July 31, 2000 and the notes thereto included in the Company's Form 10-KSB. The consolidated balance sheet at July 31, 2000, was extracted from the Company's audited consolidated financial statements contained in the Company's 2000 Form 10-KSB, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

Note 2
------

         Certain items from fiscal year 2000 were reclassified to be consistent with the fiscal year 2001 statement of earnings presentation with no effect on net income.

Note 3
------

     Basic earnings per common share are based on the weighted-average number of shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic) and potentially dilutive common shares. Potential common shares included in the dilutive earnings per share calculation included stock options granted and convertible preferred stock. For the three month periods presented in the consolidated statement of earnings, the weighted-average number of shares are as follows:
                                                          fiscal       fiscal
                                                           2001         2000
                                                           ----         ----

     Weighted Average Outstanding Shares                 1,121,655    1,117,519
     Weighted Average Outstanding Dilutive Shares        1,292,543    1,287,257

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------


General
-------

     The Company designs, manufactures, and markets scientific and industrial instrumentation and instrument calibration equipment. Most of the Company's revenues are from its operating subsidiary Hart Scientific, Inc. ("Hart") and Hart's subsidiary, Calorimetry Sciences Corporation ("CSC"). The Company realizes a small amount of revenue from a real property lease held by its non-operating subsidiary, Lifschultz Fast Freight, Inc. ("Fast Freight"). Company management believes that its future growth is dependent upon the ability of Hart and CSC to continue increasing instrument sales to new and existing customers and successfully introduce and market new or enhanced products. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB for fiscal year ended July 31, 2000.

Results of Operations
---------------------

     The Company's consolidated net revenues rose 20% to $4,629,000 for its first quarter ended October 31, 2000 from $3,871,000 for the first quarter ended October 31, 1999. Consolidated net revenues for Hart (including CSC revenues), were $4,625,000 for the first quarter this year versus $3,868,000 for the same period last year. Strong growth in the sales of temperature calibration equipment accounted for most of the increase in revenues for the period.

     The company's exports grew by 14% from $1,070,000 in first quarter of last year to $1,223,000 in the first quarter of this year. This increase in exports reflects improving economic environments in some markets and a ongoing emphasis by the Company to improve exposure and penetration in export markets. This increased effort to improve export sales is ongoing.

     Hart's gross margins were 42% for the first quarter in the current year versus 41% for the same period last year. Company management believes that product mix accounts for the higher margins in 2000.

     Consolidated earnings before taxes increased 25% in the current quarter to $305,000 versus $244,000 for the same quarter last year. The Company attributes this increase in pre-tax earnings primarily to strong revenue growth. Consolidated net earnings (after tax earnings) decreased 14% from $215,000 for the first quarter of last year to $184,000 in the current quarter of this year. The increase in current period pre-tax earnings versus a decrease in after tax
(net) earnings is a result of the Company's accounting treatment of its loss carryforwards.

     In previous reporting periods, the Company maintained a valuation allowance against its deferred tax asset resulting from net operating loss carry forwards. During the year ended July 31, 2000 the Company determined the ultimate utilization of its net operating loss carry forwards was "more likely than not" and removed the valuation allowance thus recognizing a deferred tax asset. In future periods, as the Company utilizes it net operating loss carry forwards to reduce its current tax liability for income tax purposes, the asset will be reduced with no related further benefit recorded as a reduction of its income tax provision on current earnings.

     Income tax expense for the current period, therefore, reflects the estimated income tax provision on current earnings for financial reporting purposes with no further reduction for net operating loss carry forwards. Income tax expense for the three months ended October 31, 1999, of $29,000 is comprised of current expense of approximately $97,000 and a deferred tax benefit resulting from net operating loss carry forwards (reduction) of approximately $68,000.

     For tax reporting purposes, the Company, as of July 31, 2000, still has net operating loss carryforwards of approximately $4,287,000 expiring from 2004 through 2007. The use of these remaining tax operating loss carryforwards for tax reporting purposes is beneficial to the cash flow of the Company because it continues to reduce actual cash taxes paid by the Company.

     Research and development expenses decreased in the first quarter of this year 1% to $194,000 from $196,000 in the first quarter of last year. This is not seen by the Company as significant and the Company expects that research and development costs in the future will increase if revenues continue to increase.

     General and administrative costs for the first quarter of this year were $814,000 for Hart versus $560,000 for the same period last year. Much of this increase is related to a change in bonus policy at Hart regarding the accrual of bonuses. In past fiscal years Hart earned bonuses every six months, in the current fiscal year these bonuses are earned quarterly therefore the increase in current quarter general and administrative expenses include bonus accruals not present in the same period last year. General and administrative costs for Fast Freight were $256,000 for the first quarter of this year versus $205,000 for the same period last year.

     Marketing expenses as included in general and administrative costs, decreased in this quarter from $489,000 in the first quarter last year to $433,000 in the first quarter this year. This decrease in marketing expenses is considered by the Company to be a quarterly anomaly. The Company expects that sustained growth will require increasing marketing expenses.

Financial Condition and Liquidity
---------------------------------

         The  Company's  current  ratio at October  31, 2000 is 4.38 to 1 versus
3.81 to 1 at July 31, 2000. The current ratio improved to 4.38 to 1 at the end of the current first quarter versus 2.93 on October 31, 1999. The improving current ratios reflect a stronger balance sheet for the Company.

     Management expects that internal operating cash flow from Hart Scientific and from certain real estate subleases held by Lifschultz Fast Freight will be sufficient to meet the cash needs of the Company during this fiscal year. Hart Scientific currently has approximately $765,000 remaining on its bank line of credit if additional funds are required.

Cautionary  Statement  for  Purposes of "Safe  Harbor Provisions" of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
-----------------------------------------

     When used in this report, the words "believe," "plan" "expects" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) prolonged labor disruption; (v) deterioration in general of international economic conditions; and (vi) loss of customers. Many such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-KSB for its fiscal year ended July 31, 2000, for additional cautionary statements.

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

     No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2000.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIFSCHULTZ INDUSTRIES, INC.


Date     December 15, 2000             By: /s/DENNIS R. HUNTER
         -----------------                 --------------------
                                           Dennis R. Hunter
                                           President and Chief Financial Officer