Form 10QSB/A
period 2000-10-31
LIFSCHULTZ INDUSTRIES INC
filed 2000-12-22
CIK 822046

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

This Amended Lifschultz Industries, Inc. Form 10-QSB is being filed only to correct the dates of the column headings of the Consolidated Statements of Cash Flows provided in Part I.

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


Date     December 22, 2000             By: /s/DENNIS R. HUNTER
         -----------------                 --------------------
                                           Dennis R. Hunter
                                           President and Chief Financial Officer