Form 10QSB
period 2001-01-31
LIFSCHULTZ INDUSTRIES INC
filed 2001-03-19
CIK 822046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001
                                                ----------------

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

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

The number of shares of the issuer's common stock outstanding as of March 15, 2001 is 1,121,655 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                  Lifschultz Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       January 31, 2001 and July 31, 2000

                                     ASSETS

                                                   31-Jan-01        31-Jul-00
                                                   ---------        ---------
CURRENT ASSETS
  Cash and cash equivalents                      $    799,000      $    888,000
  Marketable securities                             1,372,000         1,143,000
  Trade accounts receivable, net                    2,840,000         3,213,000
  Related party receivable                             71,000            89,000
  Deferred income taxes                               168,000           168,000
  Inventories                                       5,513,000         4,558,000
  Other current assets                                 40,000           182,000
                                                 ------------      ------------

                  Total current assets             10,803,000        10,241,000

PROPERTY HELD FOR LEASE, NET                          799,000         1,076,000

PROPERTY AND EQUIPMENT, NET                         3,612,000         3,442,000

LAND                                                  560,000           560,000

OTHER ASSETS, NET                                     483,000           483,000

DEFERRED INCOME TAXES                               1,481,000         1,815,000

                                                 $ 17,738,000      $ 17,617,000
                                                 ============      =============


        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)
                       January 31, 2001 and July 31, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            31-Jan-01        31-Jul-00
                                                            ---------        ---------

CURRENT LIABILITIES
  Notes payable to banks                                  $       30,000    $     150,000
  Trade accounts payable                                         791,000          431,000
  Income taxes payable                                            73,000           38,000
  Accrued liabilities                                          1,301,000        1,969,000
  Current maturities of capital lease obligations                 57,000           55,000
  Current maturities of long-term obligation                      48,000           48,000
                                                          --------------    -------------

                 Total current liabilities                     2,300,000        2,691,000

LONG-TERM OBLIGATION, less current maturities                  2,219,000        2,245,000

CAPITAL LEASE OBLIGATIONS, less current maturities                83,000          105,000

COMMITMENTS AND CONTINGENCIES                                         -                -

SHAREHOLDERS' EQUITY
  Convertible preferred stock, par value $0.01;
    authorized 100,000 shares
      Series A; issued and outstanding 5,200                          -                -
      Series E; issued and outstanding 552                            -                -
  Common stock, par value $0.001; authorized
    1,650,000 shares:  issued 1,121,655 shares                     1,000            1,000
  Additional paid-in capital                                  11,060,000       11,060,000
  Treasury stock, at cost (22,560 common shares)                (157,000)        (157,000)
  Retained earnings                                            2,232,000        1,672,000
                                                          --------------    -------------

             Total shareholders' equity                       13,136,000       12,567,000
                                                          --------------    -------------

                                                          $   17,738,000    $  17,617,000
                                                          ==============    =============


        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
              For the three months and six months ended January 31,


                                               (Three months ended)                (Six months ended)
                                              2001               2000              2001            2000
                                         --------------    --------------    --------------   --------------

Net Revenues                               $ 5,324,000       $ 4,620,000      $ 9,953,000       $ 8,491,000


Cost and expenses:
   Cost of products sold                     2,829,000         2,533,000        5,518,000         4,801,000
   Selling, general and                      1,486,000         1,506,000        2,858,000         2,661,000
     administrative
   Research and development                    292,000           235,000          486,000           430,000
   Interest expense                             66,000            14,000          135,000            24,000
                                           -----------       -----------      -----------       -----------
                                             4,673,000         4,288,000        8,997,000         7,916,000
                                           -----------       -----------      -----------       -----------

   Earnings before income taxes                651,000           332,000          956,000           575,000

Income tax expense                             275,000            28,000          396,000            57,000

         NET EARNINGS                      $   376,000       $   304,000      $   560,000       $   518,000
                                           ===========       ===========      ===========       ===========

Net earnings per common
  share - basic                            $      0.34       $      0.27      $      0.50       $      0.46
                                           ===========       ===========      ===========       ===========


Net earnings per common
  share - diluted                          $      0.29       $      0.23      $      0.43       $      0.40
                                           ===========       ===========      ===========       ===========



        The accompanying notes are an integral part of these statements.

                  Lifschultz Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      For the six months ended January 31,

                                                                    2001             2000
                                                                ------------     ------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
  Net Earnings                                                  $   560,000      $    518,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                 260,000            71,000
      Amortization of leasehold interest                            277,000           259,000
      Changes in assets and liabilities:
        Trade accounts receivable                                   373,000           536,000
        Related party receivables                                    18,000            (4,000)
        Inventories                                                (955,000)         (947,000)
        Deferred income taxes                                       334,000                -
        Other current assets                                        142,000           105,000
        Trade accounts payable                                      360,000           121,000
        Accrued liabilities                                        (668,000)         (410,000)
        Income taxes payable                                         35,000           (37,000)
                                                                -----------      ------------
         Total Adjustments                                          176,000          (306,000)
                                                                -----------      ------------

         Net cash provided by
                 operating activities                               736,000           212,000

Cash flows from investing activities
   Purchase of property and equipment                              (430,000)         (987,000)
   Purchase of marketable securities                               (679,000)         (126,000)
   Proceeds from maturities of marketable
      securities                                                    450,000           200,000
                                                                -----------      ------------
         Net cash used in investing activities                     (659,000)         (913,000)

Cash flows from financing activities
   Principal payments on long-term obligations                      (26,000)                -
   Principal payments on capital lease
    obligations                                                     (20,000)          (20,000)
   Proceeds from Capital Lease                                           -             72,000
   Net change in note payable to bank                              (120,000)          470,000
                                                                -----------      ------------
         Net cash provided by (used in) financing activities       (166,000)          522,000


                  Lifschultz Industries, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
                                   (Unaudited)
                      For the six months ended January 31,

                                                                    2001             2000
                                                                ------------     ------------

Net decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period                    (89,000)         (179,000)
Cash and cash equivalents at end of period                          888,000         1,175,000
                                                                -----------      ------------
                                                                $   799,000      $    996,000
                                                                ===========     =============

Supplemental disclosures of cash flow information
-------------------------------------------------


Cash paid during the quarter for
  Interest                                                      $   135,000      $     10,000
  Income Taxes                                                       95,000      $    128,000




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

Note 2
------

Certain items from fiscal year 2000 were reclassified to be consistent with the 2001 statement of earnings presentation with no effect on net income.

Note 3
------

Basic earnings per common share are based on the weighted-average number of shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic) and potentially dilutive common shares. Potential common shares included in the dilutive earnings per share calculation included stock options granted and convertible preferred stock. For the periods presented in the consolidated statement of earnings, the weighted-average number of shares are as follows:

                                                           2001         2000
                                                           ----         ----

Three Month Period

   Weighted Average Outstanding Shares                  1,121,655    1,121,655
   Weighted Average Outstanding Dilutive Shares         1,292,543    1,292,543

Six Month Period

   Weighted Average Outstanding Shares                  1,121,655    1,117,519
   Weighted Average Outstanding Dilutive Shares         1,292,543    1,290,606

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

Results of Operations:
---------------------

Total revenues for the Company for the current six month period ended January 31, 2001, increased 17% to $9,953,000 versus $8,491,000 for the same period last fiscal year. Total revenues for the current three month period ended January 31, 2001, increased 15% to $5,324,000 versus $4,620,000 for the same period last fiscal year. Total revenues for Hart Scientific (including CSC revenues) during the current six month period were $9,949,000 versus $8,490,000 for the same period last fiscal year, a 17% increase. Hart Scientific revenues for the current three month period were $5,324,000 versus $4,623,000 for the last fiscal year, a 15% increase. The Company attributes these increases primarily to continued growth in product sales.

Hart Scientific's gross margins were 45% for the current six month period versus 43% for the same period last year. Management believes the effects of a recent price increase and favorable product mix account for the improved margins.

Hart Scientific's general and administrative costs for the current six month period were $1,699,000 versus $1,470,000 for the same period last year. General and administrative costs during the current three month period for Hart Scientific were $885,000 versus $909,000 for the same period last year.

Research and development costs for the current six month period increased to $486,000 from $430,000. Research and development costs for the current three month period increased to $292,000 from $235,000 in the same period last year.

Hart Scientific decreased its marketing expenses during the current three month period to $473,000 versus $476,000 for the same period last year. Its marketing and sales expenses for the current six month period were $906,000 versus $965,000 for the same period last year.

Net consolidated earnings for the current three month period were $376,000 versus $304,000 for the same period last year, a 24% increase. Net consolidated earnings for the current six month period were $560,000 versus $518,000 for the same period last fiscal year, an 8% increase. Hart Scientific had net earnings of $498,000 for the current three month period versus $424,000 for the same period last year, a 17% increase. Hart Scientific had net earnings for the current six month period of $804,000 versus $741,000 for the same period last year, a 9% increase.

Financial Condition and Liquidity
---------------------------------

The Company's current ratio at January 31, 2001 is 4.70 to 1 versus 3.81 at July 31, 2000. Management expects that internal operating cash flow from Hart Scientific will be sufficient to meet the cash needs of the Company during the 2001 fiscal year.

Total current assets increased by $562,000 during the current six month period while current liabilities decreased by $391,000 during the same period. Cash and cash equivalents decreased by $89,000 in the current six month period to $799,000. As of January 31, 2001, Hart Scientific also had approximately $650,000 available under its bank line of credit if such funds are required.

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

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

At the Company's last annual meeting, held December 14, 2000, the current directors of the Company, Sidney B. Lifschultz, David K. Lifschultz, Dennis R. Hunter, Joseph C. Fatony, and James E. Solomon were re-elected for an additional term of one year with the following vote:

                                FOR               WITHHELD           ABSTAIN
                                ---               --------           -------

Sidney B. Lifschultz           832,785                 50               294

David K. Lifschultz            780,315             52,520               294

Dennis R. Hunter               832,815                 20               294

Joseph C. Fatony               831,295              1,440               294

James E. Solomon               832,815                 50               294

Additionally, Grant Thornton LLP was affirmed at the meeting as the Company's independent certified public accountants for the 2000-01 fiscal year with the following vote: 832,721 for, 192 against, and 216 abstain.

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

No reports on Form 8-K were filed by the Company during the quarter ended January 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LIFSCHULTZ INDUSTRIES, INC.


Date     March 16, 2001                       By: /s/DENNIS R. HUNTER
         --------------                       --------------------------------
                                                  Dennis R. Hunter
                                                  President and Chief