Form 10QSB
period 2001-04-30
LIFSCHULTZ INDUSTRIES INC
filed 2001-06-14
CIK 822046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001
                                                 --------------

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

The number of shares of the issuer's common stock outstanding as of June 8, 2000 is 1,128,476 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------


                  Lifschultz Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        April 30, 2001 and July 31, 2000

                                     ASSETS


                                                        30-Apr-01              31-Jul-00
                                                      --------------        -------------
CURRENT ASSETS
   Cash and cash equivalents                          $      873,000        $     888,000
   Marketable securities                                   1,488,000            1,143,000
   Trade accounts receivable, net                          3,219,000            3,213,000
   Related party receivables                                  49,000               89,000
   Deferred income taxes                                     166,000              168,000
   Inventories                                             5,833,000            4,558,000
   Other current assets                                      101,000              182,000
                                                      --------------        -------------
            Total current assets                          11,729,000           10,241,000

PROPERTY HELD FOR LEASE, NET                                 664,000            1,076,000
PROPERTY AND EQUIPMENT, NET                                3,791,000            3,442,000
LAND                                                         560,000              560,000

OTHER ASSETS, NET                                            382,000              483,000
DEFERRED INCOME TAXES                                      1,290,000            1,815,000
                                                      --------------        -------------
                                                      $   18,416,000        $  17,617,000
                                                      ==============        =============



         The accompanying notes are an integral part of these statements

                  Lifschultz Industries, Inc. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)
                        April 30, 2001 and July 31, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                         31-Apr-01            31-Jul-00
                                                                  -------------------  -------------------

CURRENT LIABILITIES
   Notes payable to banks                                           $      350,000       $      150,000
   Trade accounts payable                                                  763,000              431,000
   Income taxes payable                                                     80,000               38,000
   Accrued liabilities                                                   1,300,000            1,969,000
   Current maturities of capital lease obligations                          61,000               55,000
   Current maturities of long-term obligation                               49,000               48,000
                                                                    --------------       --------------
                Total current liabilities                                2,603,000            2,691,000

LONG-TERM OBLIGATION, less current maturities                            2,212,000            2,245,000
CAPITAL LEASE OBLIGATIONS, less current maturities                          84,000              105,000
COMMITMENTS AND CONTINGENCIES                                                    -                    -

SHAREHOLDERS' EQUITY
   Convertible preferred stock, par value $0.01;
      authorized 100,000 shares:

          Series A; issued and outstanding 5,200 shares                          -                    -
          Series E; issued and outstanding 552 shares                            -                    -
   Common stock, par value $0.001; authorized 1,650,000
   shares: issued and outstanding 1,121,655 shares                           1,000                1,000
   Additional paid-in capital                                           11,060,000           11,060,000
   Treasury stock, at cost (20,481 common shares)                         (157,000)            (157,000)
   Retained earnings                                                     2,613,000            1,672,000

                Total shareholders' equity                              13,517,000           12,576,000
                                                                    --------------       --------------

                                                                    $   18,416,000         $ 17,617,000
                                                                    ==============       ==============



         The accompanying notes are an integral part of these statements

                  Lifschultz Industries, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
              For the three months and nine months ended April 30,


                                                      (Three months ended)                   (Nine months ended)
                                                       2001              2000             2001                 2000
                                                   ------------      ------------       ------------       ------------


Net revenues                                       $  5,495,000      $  5,356,000       $ 15,447,000       $ 13,846,000

Costs and expenses:
    Cost of products sold                             2,924,000         2,923,000          8,442,000          7,724,000
    Selling, general and
    administrative                                    1,734,000         1,443,000          4,591,000          4,103,000
    Research and development                            171,000           201,000            657,000            631,000
    Interest expense                                     61,000            34,000            196,000             58,000
                                                   ------------      ------------       ------------       ------------
                                                      4,890,000         4,601,000         13,886,000         12,516,000
                                                   ------------      ------------       ------------       ------------

    Earnings before income taxes                        605,000           755,000          1,561,000          1,330,000

Income tax expense                                      224,000            17,000            620,000             74,000
                                                   ------------      ------------       ------------       ------------

     NET EARNINGS                                  $    381,000      $    738,000       $    941,000       $  1,256,000
                                                   ============      ============       ============       ============


Net earnings per
common share - basic                               $       0.34      $       0.66       $       0.84       $       1.12
                                                   ============      ============       ============       ============

Net earnings per
common share - diluted                             $       0.30      $       0.57       $       0.73       $       0.97
                                                   ============      ============       ============       ============


         The accompanying notes are an integral part of these statements

                  Lifschultz Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       For the nine months ended April 30,


                                                                                       2001                 2000
                                                                                ----------------       --------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
    Net earnings                                                                  $      941,000       $    1,256,000
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
          Depreciation and amortization                                                  121,000              173,000
          Amortization of leasehold interest                                             412,000              391,000
          Changes in assets and liabilities:
              Trade accounts receivable                                                   (6,000)            (199,000)
              Related party receivables                                                   40,000              (36,000)
              Inventories                                                             (1,275,000)            (765,000)
               Deferred income taxes                                                     527,000                    -
              Other current assets                                                       182,000               92,000
              Trade accounts payable                                                     332,000             (197,000)
              Accrued liabilities                                                       (669,000)            (554,000)
              Income taxes payable                                                        42,000               17,000
                                                                                  --------------       --------------
               Total adjustments                                                        (294,000)          (1,078,000)
                                                                                  --------------       --------------

               Net cash provided by operating activities                                 647,000              178,000


Cash flows from investing activities
    Purchase of property and equipment                                                  (470,000)          (3,409,000)
    Purchase of marketable securities                                                 (1,095,000)            (136,000)
    Proceeds from maturities of marketable securities                                    750,000              200,000
                                                                                  --------------       --------------
        Net cash used in investing activities                                           (815,000)          (3,345,000)

Cash flows from financing activities
    Principal payments on long-term obligations                                          (33,000)              (5,000)
    Principal payments on capital lease obligations                                      (36,000)             (31,000)
    Proceeds from capital lease                                                           22,000               72,000
    Net change in line of credit                                                         200,000              200,000
    Cash received from issuance of long-term debt                                              -            2,300,000
    Cash received from issuance of common stock                                                -                  -
                                                                                  --------------       --------------
               Net cash provided by (used in) financing activities                       153,000            2,536,000



                  Lifschultz Industries, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                       For the nine months ended April 30,


Net decrease in cash and cash equivalents                                                (15,000)            (631,000)
Cash and cash equivalents at beginning of period                                         888,000            1,175,000
                                                                                  --------------       --------------
Cash and cash equivalents at end of period                                        $      873,000       $      544,000
                                                                                  ==============       ==============

Supplemental disclosures of cash flow information
-------------------------------------------------

    Cash paid during the quarter ended April 30, 2000 for
      Interest                                                                    $       61,000       $       34,000
      Income taxes                                                                        40,000                    -


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

                                                             2001         2000
                                                             ----         ----
Three Month Period

         Weighted Average Outstanding Shares               1,127,326   1,127,655
         Weighted Average Outstanding Dilutive Shares      1,289,360   1,292,543

Nine Month Period

         Weighted Average Outstanding Shares               1,123,545   1,120,274
         Weighted Average Outstanding Dilutive Shares      1,291,482   1,292,543

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

General
-------

         The Company designs, manufactures, and markets scientific and industrial instrumentation and instrument calibration equipment. Most of the Company's revenues are from its operating subsidiary Hart Scientific, Inc. ("Hart Scientific") and Hart Scientific's subsidiary, Calorimetry Sciences Corporation ("CSC"). The Company realizes a small amount of revenue from a real property lease held by its non-operating subsidiary, Lifschultz Fast Freight, Inc. ("Fast Freight"). The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB for fiscal year ended July 31, 2000. See also Item 5 below.

Results of Operations:
----------------------

         Total revenues for the nine months ended April 30, 2001 were $15,447,000 versus $13,846,000 for the same period last year, a 12% increase. Total revenues for the three months ended April 30, 2001 were $5,495,000 versus $5,356,000 for the same period last year, a 3% increase.

         Revenues for Hart Scientific for the current nine-month period were $15,440,000 versus $13,843,000 for the same period last year, a 12% increase. (Figures given for Hart Scientific include CSC). Hart Scientific revenues for the current three-month period were $5,492,000 versus $5,353,000 for the same period last year, a 3% increase.

         Domestic product sales for the current three-month period were $3,697,000 versus $3,680,000 for the same period last year. Sales to the Far East grew from $509,000 in the third quarter of fiscal year 2000 to $712,000 in the current third quarter. European sales grew from $590,000 in the third quarter of fiscal year 2000 to $744,000 in the current third quarter.

         General and administrative costs for the current nine-month period were $3,174,000 versus $2,691,000 for the same period last year. The expenses for the current period included depreciation by Fast Freight of its New York leasehold ($412,000 in the current nine-month period). Administrative costs at Lifschultz Fast Freight and Lifschultz Industries reduced consolidated operating profits during the current period.

         Marketing and sales expenses were $1,402,000 for the current nine-month period and $496,000 for the current three-month period. Last year such expenses were $1,400,000 for the nine-month period and $436,000 for the three-month period. For the current nine months ended April 30, 2001, marketing and sales expenses were 9% of Hart revenues, versus 10% for the same period last year.

         Consolidated earnings before taxes for the nine months ended April 30, 2001, was $1,561,000 versus $1,330,000 for the same period in the previous year, a 17% increase. Consolidated net earnings for the nine months ended April 30, 2001 was $941,000 versus $1,256,000 for the same period last year, a 25% decrease. Net earnings for the current nine- month period at Hart Scientific was $1,314,000 versus $1,649,000 for the same period last fiscal year, a 20% decrease.

         Consolidated earnings before income taxes for the current three month period was $605,000 versus $755,000 for the same period last year a 20% decrease. Consolidated net earnings for the current three-month period was $381,000 compared to $738,000 during the same three-month period last year, a 48% decrease. Net earnings for the current three-month period at Hart Scientific was $510,000 versus $908,000 for the same period last fiscal year, a 44% decrease.

         The increase in period pre-tax earnings versus a decrease in after tax
(net) earnings is in part due to the Company's accounting treatment of its loss carryforwards. In previous reporting periods, the Company maintained a valuation allowance against its deferred tax asset resulting from net operating loss carry forwards. During the year ended July 31, 2000, the Company determined that the ultimate utilization of its net operating loss carry forwards was "more likely than not" and removed the valuation allowance, thus recognizing a deferred tax asset. In future periods, as the Company utilizes its net operating loss carry forwards to reduce its current tax liability for income tax purposes, the asset will be reduced with no related further benefit recorded as a reduction of its income tax provision on current earnings. Income tax expense for the current period, therefore, reflects the estimated income tax provision on current earnings for financial reporting purposes with no further reduction for net operating loss carry forwards.

         The Company's decrease in net income occurred also due its accounting treatment of certain compensation expenses. This year the Company began accruing certain variable compensation expenses on a monthly basis, which expenses were accrued at the end of the fiscal year in prior years. As a result, there are $401,000 in expenses accrued to date this fiscal year that were not so accrued last fiscal year. If such expenses were handled as they were last year, the pretax income for the current quarter would be $1,006,000, and the pretax income for the nine month period would be $1,962,000.

Financial Condition and Liquidity
---------------------------------

         The company's current ratio at April 30, 2001 is 4.51 versus 3.81 at July 31, 2000. The Company anticipates that cash generated from operations and available borrowings will be sufficient to fund operations through the next fiscal year.

         As of April 30, 2001, Hart Scientific had approximately $300,000 available under its bank line of credit if such funds are required. CSC had approximately $350,000 available under its bank line of credit if such funds are required.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private
----------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
-----------------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------

         On May 15, 2001, the Company entered into an Agreement and Plan of Merger with Saltwater Acquisition Corp. and Danaher Corporation, contemplating a transaction in which the Company will be merged with Saltwater Acquisition Corp. and become an indirect, wholly- owned subsidiary of Danaher Corporation. The terms and conditions of the acquisition and the related tender offer have been described in the Company's Schedule 14D-9, and Danaher Corporation's and Saltwater Acquisition Corp.'s Schedule TO, filed with the Securities and Exchange Commission on May 22, 2001.

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

         (b)      Reports on Form 8-K
                  -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LIFSCHULTZ INDUSTRIES, INC.


Date     June 13, 2001                             By: /s/DENNIS R. HUNTER
         -------------                             -----------------------------
                                                   Dennis R. Hunter
                                                   President and Chief Financial
                                                   Officer